Form 10-K405
period 1998-06-30
GOLDEN STATE VINTNERS INC
filed 1998-10-19
CIK 1059581

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 000-24651
                            ------------------------

                          GOLDEN STATE VINTNERS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0412761
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

             500 DRAKE'S LANDING ROAD, GREENBRAE, CALIFORNIA 94904

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 461-4400

          Securities registered pursuant to Section 12(b) of the Act:
                Class B Common Stock, par value $0.01 per share

     Name of each exchange on which registered: The Nasdaq National Market

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Class B Common Stock of the Registrant held by non-affiliates of the Registrant on October 16, 1998, based on the closing sales price of the Class B Common Stock as reported by Nasdaq on such date was $37,485,170.63. All of the shares of Class A Common Stock of the Registrant are held by affiliates of the Registrant.

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of October 16, 1998 was 4,342,528 and 5,136,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1998 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS.

INTRODUCTION

    Golden State Vinters, Inc. ("GSV" or the "Company") is one of the largest suppliers of premium bulk wines, wine processing and storage services, wine grapes and case goods in the United States. Management believes that the Company is a contract supplier of choice for many of the leading branded wineries in California because of its reputation for quality and service, extensive vineyard holdings, strategically located facilities and ability to tailor a full range of products and services to meet the particular needs of its customers. The Company believes that its strong customer relationships, low-cost operations and ability to successfully integrate vineyard and facility acquisitions have enabled GSV to capitalize on recent wine industry trends, including the growth of the premium wine market and the trend by many of the leading branded wineries to outsource wine production.

    The Company provides a broad range of high quality winemaking and processing services, barrel fermentation and bottling and storage services to many of the largest branded wineries in California and to a number of international wineries. The Company supplies premium bulk wine pursuant to long-term supply agreements with Sutter Home Winery ("Sutter Home"), Canandaigua Wine Company ("Canandaigua"), Sebastiani Vineyards ("Sebastiani"), IDV North America ("Heublein"), Vincor International, Inc. ("Vincor") and other wineries. The Company also delivers contract wine processing, barrel fermentation and storage services under contracts with, among others, The Wine Group, Robert Mondavi Winery ("Mondavi") and Beringer Wine Estates ("Beringer"). The Company also sells wine grapes, primarily to EJ Gallo Winery ("Gallo").

    GSV produces private label case goods for a number of clients, such as Archer Daniels Midland Co. ("ADM"), JC Boisset USA ("Boisset") and Trader Joe's. In fiscal 1998, the Company derived approximately 10% of its revenues from the sale of bulk wine and case goods outside of the United States. The Company also supplies brandy (a distilled derivative of wine) to a single customer pursuant to a long-term agreement and is the second largest brandy producer in the United States.

    The combination of GSV's extensive vineyard holdings and five strategically located facilities has enabled the Company to become what management believes is one of California's low-cost producers of premium bulk wine. The Company's 9,600 acres of vineyard properties in California's San Joaquin Valley allow the Company to source high quality wine grapes at a competitive cost. The Company's wine processing facilities are generally modern, efficient and automated, and allow for large scale, low-cost production of premium bulk wine and case goods and the delivery of a full line of winemaking, processing and storage services. Over the last four years, the Company has greatly expanded its presence in the California wine industry by acquiring vineyards and wine and brandy processing facilities and quickly integrating these assets into GSV's winemaking operations.

    Management believes that the growth in the Company's sales is attributable in part to the growth of the premium wine market. Over the past 10 years, there has been a shift in consumer preferences in the United States from generic or "jug" wines to high quality, branded premium varietal wines sold primarily in 750ml bottles. Since 1987, sales of premium California table wines have increased at a 15% compounded annual rate, from approximately $932 million in 1987 to approximately $3.8 billion in 1997, according to Gombey Fredrikson & Associates, a wine industry consulting firm ("Fredrikson"). In 1997, premium table wines accounted for 78% of the $4.8 billion California table wine market (expressed in winery sales revenues), compared to 52% of the $1.8 billion California table wine market in 1987. The Company believes that this major shift in consumer preferences has occurred due to (1) the maturing "baby-boomer" generation entering its prime wine consumption period; (2) a growing consumer interest in premium wines in general; (3) a growing interest in and sophistication about food that lends itself to expanded consumption of premium wines; and (4) the improving quality and reputation of California premium wines.

    Management believes that the Company's recent financial performance has also benefited from the increasing trend by a number of California's leading branded wineries to outsource various steps in the winemaking process. With the growth in demand for premium wines, these wineries have focused on the marketing of their brands and have invested significant financial resources in building brand awareness and loyalty through marketing and distribution. Additionally, the growing demand for premium wine has strained the winemaking capacity of a number of leading branded wineries. These wineries have demonstrated a strategic preference towards focusing their resources on brand building as opposed to facility expansion. Management believes that these and other factors in the wine industry have resulted in an increasing need for California's large, branded wineries to outsource the production of premium wine. As a quality-oriented, low-cost provider of contract winemaking and processing services, management believes that the Company is well positioned to continue to capitalize on these wine industry trends.

    The Company became subject to the filing requirements of Section 13 of the Exchange Act on July 21, 1998 upon the registration of the Company's Class B Common Stock pursuant to Section 12(b) of such Act.

                              FISCAL 1998 REVENUES
                             (dollars in millions)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

  BULK WINE AND RELATED SERVICES -
                $58.9                     53%
Grape Sales - $22.8                          20%
Case Goods and Related Services -
$20.0                                        18%
Brandy - $10.3                                9%

COMPANY OPERATIONS

    The Company's operations include the following: bulk wine and related services, grape sales, case goods and related services and brandy. Bulk wine and related services includes the production and sale of bulk wine, the provision of custom crushing services, the storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. The Company's grape sales consist of the sale of grapes grown at the Company's vineyards as well as grapes purchased by the Company from third party growers. Case goods and related services includes the production of proprietary and private label bottled wine and wine-related beverages and the provision of custom bottling and storage services. The Company's brandy business includes the production of brandy and grape spirits and the provision of brandy barrel storage and related barreling services.

BULK WINE AND RELATED SERVICES

    The Company generates a majority of its revenues from the sale of premium bulk wine and the delivery of a broad range of wine processing, barrel fermentation and storage services to its branded winery customers.

    The Company sells premium bulk wine to a number of the largest branded wineries in California, including Sutter Home, Canandaigua, Sebastiani and Heublein, and to a number of international wineries, including Vincor. In response to recent wine industry trends towards an increase in the outsourcing of premium wine production, GSV has increased its production of premium bulk wines significantly, from approximately 11.8 million gallons in fiscal 1995 to approximately 17.0 million gallons in fiscal 1998.

    The Company's standard bulk wine supply contract establishes the variety of wine, source of grapes and vintage and generally calls for the delivery of a set number of gallons of wine or processed grape juice at an agreed upon price per ton of grapes. Industry practice calls for the delivery of 170 gallons of wine per ton of grapes crushed. The Company supplies, crushes and processes the grapes and typically stores the wine for six months or more following production. Winemaking standards are usually agreed to by the parties in advance. GSV generally guarantees the quality of the wine produced. Delivery of bulk wine is usually F.O.B. the particular GSV winery.

    Historically, approximately 10% of the grapes grown at the Company's vineyards have been available for the production of premium bulk wine. The Company has therefore purchased grapes in the marketplace in order to meet the needs of its bulk wine customers. The Company typically buys grapes from numerous growers pursuant to a variety of long-term, evergreen grape purchase contracts and short-term grape purchase contracts entered into prior to grape harvest. Additionally, after analyzing anticipated grape yields and grape prices during a harvest, the Company often elects to purchase needed grape supplies on the spot market. The Company believes it has expertise in matching the grape needs for its bulk wine contracts with available grape supplies and carefully monitors grape quality and prices. As a result of the restructuring of the Company's relationship with Gallo, beginning in the Company's 1999 fiscal year, a majority of the Company's grape crop will be available for the production of GSV's premium bulk wine. The Company believes that this use of its grapes will be a more profitable utilization of the Company's resources. Additionally, management believes that the availability of the Company's grapes will lessen the Company's exposure to unexpected price variations in the California grape market.

    The Company produces more than half of its bulk wine at its most modern and efficient wine processing facility in Fresno, which has the capacity to handle 100,000 tons of grapes annually (the equivalent of 7.2 million cases), and is used primarily for the production of premium white wine. At the Company's Cutler facility approximately 40,000 tons of red wine grapes (the equivalent of 2.9 million cases) are processed annually for the production of bulk red wine. GSV also processes smaller quantities of premium bulk wine at its St. Helena, Monterey and Reedley facilities. As is customary in the industry, the Company engages the services of wine brokers to place bulk wine, at a pre-determined commission.

    As a full service provider, the Company also delivers an array of contract wine processing, barrel fermentation and storage services under long-term contracts. GSV is flexible with respect to providing these services and customizes its products and services to meet the unique needs of its customers. Wine processing and storage services are available for all steps of the winemaking process, including crushing grapes, wine production, fermentation in oak barrels and storage in stainless steel tanks and oak barrels. Under a typical wine processing and storage contract, a wine processing customer will deliver grapes for crushing, fermentation and storage in separately labeled tanks or barrels. Customers often have a winemaker on site to monitor every step of the winemaking process.

    Historically, the Company conducted most of its wine processing and storage services at its Fresno facility. In December 1996, the Company acquired its Monterey winery, and, following the 1997 summer harvest, initiated wine processing and storage operations at Monterey.

GRAPE SALES

    For the last twelve years the Company has sold most of its grapes to Gallo pursuant to long-term grape purchase contracts. In August 1996, GSV began restructuring its relationship with Gallo, though the Company was still required to deliver approximately 87% and 86%, respectively, of its grapes to Gallo for the contract years 1996 and 1997.

    In May 1995, the Company entered into new long-term grape supply contracts with Gallo covering certain Chardonnay and Zinfandel grapes. The terms of these contracts extend six years to May 2001. These contracts require the Company to deliver grapes meeting specified sugar levels and other quality measurements. Substantially all of the contracts call for payment in full within 30 days of delivery of the crop to Gallo.

    Due to the Company's restructuring of its relationship with Gallo, a majority of the Company's grapes from the 1998 harvest could be retained by the Company for internal use in the production of bulk wine, depending on market conditions. Thus, revenues from grape sales will decline significantly in GSV's 1999 fiscal year. Nevertheless, the Company believes that this use of grapes is a potentially more profitable allocation of the Company's resources.

    Certain of the Company's grape purchase contracts require GSV to purchase the entire grape production of a number of small vineyards. Thus, the Company must purchase varieties of grapes that it does not use in its production of bulk wine. The Company generally sells these grapes into the market at a small margin over cost.

CASE GOODS AND RELATED SERVICES

    The Company produces proprietary and private label products and provides custom bottling and storage services for its customers and for the Company's own proprietary brands. These case goods sales are comprised of wine bottled and sold in a case containing twelve 750ml bottles, or the volume equivalent. The Company sold more than 1,450,000 cases of wine and wine related products in its 1998 fiscal year. In fiscal 1998, the sale of case goods produced and bottled for third parties, or "private" case goods, accounted for more than 60% of total case goods revenues, while case goods products sold under the Company's proprietary labels accounted for the remainder of such revenues.

    PRIVATE LABEL CASE GOODS. The sale of private label case goods can include any or all of the various steps in the winemaking process, from the purchase and processing of grapes, aging and storage of wine to the bottling and labeling of the finished product. The majority of the Company's private label case goods revenues in fiscal 1998 were derived from two customers based on short-term arrangements that may terminate at any time. The Company has made a concerted effort to expand private label case goods sales into higher margin premium varietal wines. Private label case goods are produced and bottled primarily at the Company's Cutler facility, although products for the Company's largest private label case goods customer in its 1998 fiscal year were produced at GSV's St. Helena winery in the Napa Valley.

    PROPRIETARY AND CONTROL BRANDS. The Company sells proprietary wine products under a variety of brands in the generic and premium wine categories. Generally, the Company's BOUNTY and LEBLANC labels sell in the generic category, the Company's GOLDEN STATE VINTNERS, J. WILE, MUIRFIELD, SUMMERFIELD and WESTON brands sell in the popular premium category, the Company's MONTHAVEN and SUMMERFIELD RESERVE labels compete in the superpremium category and the Company's EDGEWOOD ESTATE label is sold in the ultrapremium category. The Company's proprietary wines include a number of different types of premium varietal wines, including vintage Cabernet Sauvignon, Chardonnay, Merlot and Zinfandel. Many of the Company's proprietary wines are produced, processed and/or bottled at the Company's St. Helena winery. The Company's proprietary products are sold primarily through third party distributors and directly to specific wine and general merchandise retailers.

    The Company also offers its proprietary brands to retailers, such as large supermarket chains, for sale on an exclusive basis in certain defined geographic regions. The terms of the exclusive arrangements for the Company's "control brands" vary from customer to customer and are negotiated directly with retailers, rather than through wine wholesalers.

BRANDY

    Brandy is produced by processing wine grapes into wine, distilling the wine into brandy and aging the brandy in oak barrels for a minimum of two years. The Company is the second largest brandy processor in the United States and has a long-term brandy production agreement to produce brandy for sale under the CHRISTIAN BROTHERS label. Under the terms of this agreement, GSV is paid for all aspects of the brandy distillation process, including the purchase of grapes and barrels for brandy storage and various processing charges. The Company also produces limited quantities of brandy for other customers.

INTERNATIONAL

    Approximately 10% of the Company's revenues in its 1998 fiscal year were derived from the sale of wine and wine products internationally. The Company exports bulk wine and case goods to a number of foreign locations, including Canada, Europe and Asia. The Company also imports bulk wine from South America and Europe for its customers in North America.

WINEMAKING FACILITIES

    The Company's five winemaking and processing facilities are strategically located in Fresno, Monterey, Napa and Tulare counties to provide winemaking and processing services in or adjacent to most of the primary grape growing and winemaking centers in California.

    The table below sets forth the name of each of the Company's facilities and the approximate tonnage of grapes crushed and processed into wine, the number of gallons of wine or brandy produced and the related case equivalent, and the number of gallons of wine or brandy cooperage capacity at each facility. The information presented below relates to activities at the Company's winemaking facilities following the 1997 harvest, which are reflected in the Company's 1998 fiscal year.

               PRODUCTION AT THE COMPANY'S WINEMAKING FACILITIES

                                                                                     GALLONS OF
                                                  TONS OF GRAPES        CASE          COOPERAGE
FACILITY NAME                                     CRUSHED IN 1997   EQUIVALENT(1)     CAPACITY
------------------------------------------------  ---------------  ---------------  -------------
                                                                           (IN MILLIONS)
Fresno..........................................        99,600              7.1            18.3
Cutler..........................................        40,500              2.9            10.4
Reedley.........................................        35,400              2.5(2)         17.4
Monterey........................................        16,800              1.2             7.7
Napa Valley.....................................         5,500              0.4             1.7
                                                       -------              ---           -----
    Total.......................................       197,800             14.1            55.5
                                                       -------              ---           -----
                                                       -------              ---           -----

------------------------

(1) It is industry custom to convert one ton of wine grapes into 170 gallons of wine, and to convert gallons of wine into cases of twelve 750ml bottles at the rate of 2.3775 gallons per case.

(2) A majority of grapes processed at Reedley were distilled into brandy and other grape spirits.

    FRESNO. The Company's Fresno winery is situated on six acres amidst the Company's 4,400 acre Fresno vineyard and is located approximately 10 miles southwest of the city of Fresno. The Fresno winery is an extremely efficient wine processing facility and serves as the Company's bulk wine processing center for premium varietal white wines, including Chardonnay, White Zinfandel and other premium white wines.

    CUTLER. The Company's Cutler facility is the original and oldest GSV winery and is located on approximately 120 acres in Tulare County north of the town of Visalia. In GSV's 1998 fiscal year many of the Company's private label case goods were processed and produced at Cutler, primarily for varietal bulk red and white wine customers. The Cutler facility also has bottling lines.

    REEDLEY. The Company's Reedley facility is located on a 246-acre parcel in southern Fresno County, northwest of the town of Parlier. The Company uses the Reedley facility primarily for the production and storage of brandy and the production of dry and sweet white wines, as well as fortified wines such as sherry and port.

    MONTEREY. The Monterey winery is GSV's most recently acquired winemaking facility. Located on 21 acres in the town of Soledad, in Monterey County, the Monterey facility is strategically situated near California's growing central coast wine region. The Company acquired the Monterey facility in the second quarter of fiscal 1997 but did not commence operations at the winery until the first quarter of fiscal 1998. The Company uses the winery primarily for custom processing of small lots of popular premium, superpremium and ultrapremium white and red wines for GSV's wine processing customers.

    NAPA VALLEY WINERY. The Company's Napa Valley winery in St. Helena occupies approximately 22 acres and is located in the town of St. Helena fronting Highway 29, in the center of the Napa Valley. The Napa Valley winery produces primarily superpremium and ultrapremium white and red wines for a number of the leading branded wineries in California. A significant portion of the Company's proprietary and control label case goods are produced and bottled at the Napa Valley winery. The facility also has a bottling line.

    NAPA VALLEY WAREHOUSE. The Company uses the Napa Valley warehouse for wine fermentation and storage in oak barrels. The Napa Valley warehouse has a 24,000-barrel storage capacity, which was virtually full in fiscal 1998.

    FACILITY EXPANSION. The Company recently authorized capital expenditures of up to $20 million primarily to upgrade, maintain and expand its facilities over the next two years. Of the $20 million authorized, the Company has expended approximately $12 million to date.

VINEYARD OPERATIONS

    The Company owns more than 9,600 acres of vineyard properties, of which more than 8,500 acres are permanently planted. The table below sets forth the name of each of the Company's vineyards and the acres of wine grapes at each vineyard.

                       THE COMPANY'S VINEYARD PROPERTIES

                                                                                           APPROXIMATE
VINEYARD NAME                                                           COUNTY LOCATION   ACRES PLANTED
----------------------------------------------------------------------  ---------------  ---------------
Fresno Vineyard.......................................................      Fresno              3,713
Gravelly Ford Vineyard................................................      Madera              2,136
Lost Hills Vineyard...................................................       Kern               1,410
Cawelo Vineyard.......................................................       Kern                 661
Mazzie Vineyard.......................................................       Kern                 619
                                                                                                -----
    Total.............................................................                          8,539(1)
                                                                                                -----
                                                                                                -----

------------------------

(1) Includes 159 vineyard acres under development.

    GRAPE PRODUCTION. The tonnage per acre and the overall yields of premium varietal grapes from GSV's vineyards have increased in recent years due to, among other factors, changes in product mix through vine grafting and replanting. Generally, newly planted or replanted vines do not produce significant amounts of fruit for three to four years after planting, while vines grafted with a different variety of grape may bear a viable grape crop within 18 months of grafting. Replanting, however, allows the Company to plant new varieties of rootstock, including disease-resistant varieties.

    The following table shows GSV's net vine production by grape variety from the 1994 to 1997 harvest years and the total grape tonnage produced by GSV following each summer grape harvest. Information regarding the Company's 1998 harvest is not yet available, though management believes that the 1998 harvest should be consistent with historical per acre yields.

              NET PRODUCTION ACRES OWNED BY GSV AND TONS PRODUCED

                                                                                        NET PRODUCTION ACRES
                                                                             ------------------------------------------
GRAPE VARIETY                                                                  1994       1995       1996       1997
---------------------------------------------------------------------------  ---------  ---------  ---------  ---------
French Colombard...........................................................      3,162      3,114      3,114      2,965
Zinfandel (1)..............................................................        135      1,211      1,211      1,211
Chardonnay (2).............................................................          0        875        875      1,124
Ruby Cabernet..............................................................        941        941        941        941
Merlot (1).................................................................        125        537        687        687
Barbera....................................................................        379        379        379        379
Carnelian..................................................................        344        344        344        344
Chenin Blanc...............................................................        861        418        418        313
Other......................................................................      1,110        371        416        416
                                                                             ---------  ---------  ---------  ---------
    Total Net Production Acres.............................................      7,057      8,190      8,385      8,380
    Total Tons Produced....................................................     68,311     59,183     72,896     88,209

------------------------

(1) Grafted in 1995.

(2) Grafted in 1995 and 1996.

    Typically, the Company's vineyards yield approximately 8.8 tons per acre. Due to a bountiful harvest in the summer of 1997, the Company picked a record harvest of 88,000 tons of grapes, an average of approximately 10.4 tons of grapes per acre. The Company's 1998 harvest will return to lower, more typical levels.

    In May 1995, the Company began a major improvement and refurbishment program and took approximately 2,750 acres, including all of its Lost Hills Vineyard, temporarily out of production, in order to graft or replant new premium varietal grape rootstock. This planned decline in grape production resulted in a significant decline in tonnage produced in 1995 and 1996. The Company's grafted premium varietal acreage started to mature in the 1997 harvest and the production of premium varietal grapes increased. On a per acre basis, the Company's vineyards are presently planted with 35% French Colombard, 14% Zinfandel, 13% Chardonnay, 13% Ruby Cabernet, and 8% Merlot, with the remaining 17% of the Company's vineyards planted with a number of other grape varieties.

    In the Company's 1998 fiscal year, approximately $1.6 million was spent on the Company's vineyards, primarily on vineyard development costs. In the future, the Company intends to replant approximately 300 acres each year. While the Company historically grafted its vineyards to respond to the changing demands for varietal grapes, the Company believes that replanting is a preferable alternative, due to an overall increase in long-term yields of replanted vineyards.

    VITICULTURAL PRACTICES. The Company's vineyards and vineyard operations benefit from above average soil quality and the availability of an economical and dependable supply of high quality water. The large, contiguous vineyards are almost entirely machine harvested, creating significant economies of scale, especially during periods of larger than normal grape crops, as occurred in the summer of 1997. Management believes that the Company's farming and harvesting costs per acre of vineyard are below the average per acre farming cost of a typical California vineyard.

    The Company follows a progressive vineyard management philosophy. Short-term needs such as pruning, fertilizing, pesticide spraying and harvesting are competitively contracted to multiple service providers, reducing the Company's capital equipment and labor costs and expenses. Pest control is managed in an integrated manner, with the selective application of approved pesticides and the introduction of beneficial predatory insects to vines.

    WATER SUPPLY. The Company's Fresno, Gravelly Ford, Mazzie and Cawelo Vineyards benefit from deep aquifers that provide a reliable and relatively inexpensive water source. The Company irrigates these vineyards from wells located on or near these properties. The quality of the water obtained from the wells is good, and the wells have proven to be a plentiful and reliable source of water for the Company's operations, even during the drought years of the late 1980s. The Company's Lost Hills Vineyard relies upon area water district-supplied water, which is allocated among surrounding properties and uses. The Company believes its sources of water will be available and sufficient for the foreseeable future, but various factors such as drought or contamination could adversely affect the Company's water supply.

    AGRICULTURAL HAZARDS. Grape production is subject to many risks common to agriculture that can materially and adversely affect the quality and quantity of grapes produced. These hazards include, among other things, adverse weather such as drought, frost, excessive rain, excessive heat or prolonged periods of cold weather during the growing season. These weather conditions can materially and adversely affect the quality and quantity of grapes produced by the Company. In January 1997, severe flooding in the San Joaquin River Basin destroyed a number of protective levees, damaging a portion of the Company's Gravelly Ford vineyards, which damage was not entirely insured.

    Vineyards are also susceptible to certain diseases, insects and pests, which can increase farming expenses, reduce yields or kill vines. In the last ten years phylloxera, a louse that feeds on the roots of grape vines, has infested many vineyards in the wine grape producing regions of California and caused grape yields to decrease. Within a few years of the initial infestation, phylloxera can leave a vine entirely unproductive. Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, and most of the other wine grape producing areas of the state are affected to some degree. As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely.

    In 1997, GSV discovered a phylloxera infestation in certain acres of the Company's vineyards. The Company believes that the lighter, sandy, porous soil in its Fresno, Madera and Kern County vineyards, as compared to the heavier, clay-like soil in more northern regions such as Napa and Sonoma Counties, hinders the growth and spread of phylloxera. Additionally, high soil temperatures and vine vigor in the Central and Southern San Joaquin Valley mitigate root damage that can be caused by phylloxera. Further, the Company has attacked the infestation with improved irrigation management and soil fertilizations. The grape production from the Company's phylloxera-infested acres in the 1997 harvest did not evidence lower yields than in other, unaffected acres. Thus, the Company does not believe that phylloxera will have a material adverse effect on vineyard operations and production, though there can be no assurances that phylloxera will not adversely affect the Company's future harvests.

    Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix and various grapevine diseases. Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss. Gophers, rabbits, deer and birds can also pose a problem for vineyards, and wine grapevines are also susceptible to certain viral infections which may cause reduction of yields. The presence of potentially harmful nematodes in relatively high numbers has been detected in certain acres of the Company's vineyards. The Company has countered the infestation with improved irrigation management and soil fertilization. The Company believes none of these infestations or infections currently poses a major threat to the Company's vineyards, although they could do so in the future.

    ENVIRONMENTAL MATTERS. The Company's vineyard operations require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The usage and storage of these chemicals are, to varying degrees, subject to federal and state regulation.

COMPETITION

    The markets in which the Company operates are highly competitive and are dominated by companies with substantially greater financial, production, personnel and other resources than the Company. In the area of bulk wine production and processing, the Company competes primarily with JFJ Bronco and Delicato Winery, as well as a number of smaller companies. The Company's proprietary label case goods compete with the products of branded wineries and with other alcoholic and, to a lesser degree, nonalcoholic beverages in the retail stores where the Company's case goods products are sold and in the beverage marketplace in general.

    The Company also experiences competition from its current and potential customers. There are an estimated 800 commercial wineries that produce and market California wine, although, according to Fredrikson, seven wineries account for approximately 76% of California wine sales, based on total volume of California wine shipments in 1997. Certain major wineries, including many of the Company's customers, grow a significant amount of the grapes they need to make wine and produce wine for their own branded labels.

    Numerous wine producers in Europe, South America, South Africa and Australia also compete with GSV by exporting their wine into the United States. California grape and wine supply shortages in 1995, especially in red wines, prompted some domestic national brand marketers to purchase wine from foreign sources. Most imports are bottled wines; however, some wineries have imported bulk wine in large tanks for bottling and sale in the United States. According to Fredrikson, bulk table wine imports into the United States for these purposes increased from approximately 605,000 gallons in 1995 to approximately 20.3 million gallons in 1997.

    The Company does not believe that it faces a significant competitive threat from new entrants into the wine grape growing and wine production markets due to the substantial capital investments and lengthy start-up periods involved in the development of productive vineyards and winemaking facilities and the establishment of customer relationships. Rather, the expansion of the Company's current competitors and the entry of the Company's customers into the bulk wine business pose a more significant long-term competitive concern for the Company.

CUSTOMERS

    The Company provides premium bulk wine pursuant to long-term supply agreements to wineries such as Sutter Home, Canandaigua, Sebastiani, Heublein and Vincor and sells wine grapes to Gallo pursuant to long-term grape purchase contracts. ADM, Boisset and Trader Joe's were among the Company's private label case goods customers in fiscal 1998. The Company also provides various wine processing services for Mondavi, Beringer and The Wine Group, among other wineries, and brandy distillation and production for Heublein. The Company exports bulk wine internationally to Vincor, Calona Wines Limited and Vin & Sprit AB.

GOVERNMENT REGULATION

    The wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, various foreign agencies and state liquor and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising restrictions and relations with wholesalers and retailers. Expansion of the Company's existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, sales taxes or international tariffs, could materially adversely affect the financial results of the Company.

TRADEMARKS

    The Company's trademarks include GOLDEN STATE VINTNERS, and the proprietary labels EDGEWOOD ESTATE, SUMMERFIELD, SUMMERFIELD RESERVE, MONTHAVEN, CUTLER CREEK, BOUNTY, J. WILE, MUIRFIELD, WESTON and LEBLANC.

EMPLOYEES

    As of June 30, 1998, the Company had approximately 180 full-time equivalent employees. The Company believes that its relations with its employees are good. GSV also periodically employs seasonal and contract labor through independent sources as needed for vineyard development, pruning and harvesting, as well as all wine processing services and other related tasks, primarily during the late summer and early fall months.

                                  RISK FACTORS

    IN EVALUATING THE COMPANY, ITS BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-K. THE FOLLOWING FACTORS, AMONG OTHERS, COULD AFFECT THE COMPANY'S ACTUAL FUTURE OPERATING RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER FROM THE RESULTS DISCUSSED ELSEWHERE IN THIS FORM 10-K.

CONCENTRATION OF CUSTOMERS

    During fiscal 1998, five of the Company's customers accounted for approximately 52% of the Company's revenues, with Gallo and Heublein accounting for approximately 17% and 13%, respectively. While many of the Company's largest customers have entered into some form of long-term contract with the Company, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business the Company is currently conducting with such customers will continue at such levels. The loss of any one of the Company's major customers or a significant reduction in the volume of their business with the Company could have a material adverse effect on GSV's business, financial condition and results of operations.

    In the Company's 1998 fiscal year, approximately 86.0% of the Company's grape production (on a per ton basis) was contracted for sale to Gallo. Such grape sales accounted for approximately 17% of the Company's revenues in fiscal 1998. However, the Company has restructured its grape supply arrangements with Gallo, and as the Company goes into the 1998 harvest, most of its grape production will not be subject to guaranteed purchase contracts with Gallo or with any other customer. As a result of these restructuring efforts, GSV will experience a significant decline in grape sale revenues and may experience a decline in total revenues for the Company's 1999 fiscal year. Further, if the wine industry were to experience a significant decline in the price of premium varietal grapes, there can be no assurance that the Company could profitably use or sell such grapes, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to have long-term grape supply contracts with Gallo, covering Zinfandel and Chardonnay grapes.

AGRICULTURAL RISKS

    Grape production is subject to a variety of agricultural risks. Extreme weather conditions can materially and adversely affect the quality and quantity of grapes produced. In 1995 and 1996, variability in production yields in California's Central Valley contributed to a significant decline in the tonnage of grapes produced by virtually all vineyards, including those of the Company. Additionally, in January 1997, severe flooding in the San Joaquin River Basin destroyed a number of protective levees, damaging a portion of the Company's Gravelly Ford vineyards, which damage was not entirely insured. There can be no assurance that inclement weather in the future will not affect a substantial portion of the Company's vineyards in any year and have a material adverse effect on the Company's business, financial condition and results of operations.

    Vineyards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields and damage or kill vines. In recent years phylloxera, a louse that feeds on and may ultimately destroy the roots of grape vines, has infested many vineyards in the wine grape producing regions of California, causing grape yields to decrease. Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, where the soil and climate provide an ideal environment for the pest. As a result of this widespread infestation, thousands of vineyard acres throughout the State of California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely. The cost of controlling this pest was significant to affected vineyard owners.

    Substantially all of the Company's vineyards are planted on their own rootstock that is not phylloxera-resistant. In the fall of 1997, phylloxera was discovered in certain acres of the Company's vineyards. The Company believes that the scope of this phylloxera infestation is modest, though there can be no assurance in that regard. Additionally, GSV believes the climate, soil and water conditions in California's San Joaquin Valley slow the development of phylloxera in vineyard roots. Further, in the 1997 harvest, the yields from the Company's phylloxera-infested acres were not notably lower than yields from surrounding, non-infested acreage. There can, however, be no assurance that phylloxera will not spread throughout adjoining vineyard acres, reduce yields and require a significant investment in replanting with disease-resistant root stock, all of which would have a material adverse effect on the Company.

    Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix and various grapevine diseases. Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss. Gophers, rabbits, deer and birds can also pose a problem for vineyards, and wine grapevines are also susceptible to certain viral infections which may cause reduction of yields. In addition, the presence of potentially harmful nematodes in relatively high numbers has been detected in certain acres of the Company's vineyards. None of these infestations or infections currently poses a major threat to the Company's vineyards, although they could do so in the future and could subject the vineyards to severe damage, which could have a material adverse effect on the Company.

RISKS RELATING TO THE PRODUCTION OF BULK WINE

    While the Company has substantial experience in producing and processing bulk wine, the Company may still experience production difficulties and delays with respect to the delivery of finished wine. The Company generally guarantees the quality of the wine produced, which could result in the Company bearing financial responsibility for wine that fails to meet agreed upon quality standards. From time to time, the Company has received claims from customers based on alleged defects in wine produced by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such production difficulties could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON CONSUMER DEMAND

    The growth of the wine industry and the success of the Company's business depend to a significant extent on a number of factors relating to discretionary consumer spending, including the general condition of the economy, federal, state and local taxation, the deductibility of business entertainment expenses under federal and state tax laws and general levels of consumer confidence. Imposition of excise or other taxes on wine could negatively impact the wine industry by increasing wine prices for consumers. The wine industry is also subject to changes in consumer tastes and preferences. To the extent wine consumers reduce consumption of wine in favor of other beverages, or if there should be any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending generally, or purchases of wine specifically, demand for wine and for the Company's products and services could decline.

    In recent years there has been substantial publicity regarding the possible health benefits of moderate wine consumption. The results of a number of studies suggest that moderate consumption of wine (or other alcoholic beverages) could result in decreased mortality and other health benefits. Alternatively, anti-alcohol groups have, in the past, successfully advocated more stringent labeling requirements and other regulations designed to discourage consumption of alcoholic beverages, including wine. More restrictive regulations, negative publicity regarding alcohol consumption, publication of studies that indicate a significant health risk from moderate consumption of alcohol or changes in consumer perceptions of the relative healthfulness or safety of wine generally could adversely affect the sale and consumption of wine and the demand for wine and wine grapes and could have a material adverse effect on the Company's business, financial condition and results of operations.

DEMAND FOR BULK WINE

    Bulk wine and related services accounted for approximately 53% of GSV's revenues in its 1998 fiscal year. Recently, the Company has focused its resources on the expansion of this portion of its business. Any loss of a major bulk wine customer would reduce GSV's bulk wine revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CASE GOODS SALES

    Sales of case goods and related services accounted for approximately 18% of revenues in its 1998 fiscal year. A significant portion of the Company's case goods revenues consisted of short-term private label case goods sales. Additionally, the Company's higher margin proprietary case goods revenues resulted from sales of the Company's relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect the Company's case goods sales.

WINE GRAPE SUPPLY; PRICING

    As recently as the 1996 harvest, the California wine industry experienced a shortage of grapes due to insufficient plantings of premium varieties in the early 1990s, acreage taken out of production due to phylloxera infestation and reduced yields due to poor weather. The Company believes that the demand for wine grapes has also increased substantially over recent years and has generally outpaced grape supply. As a result, prices for premium California wine grapes were at historically high levels following the 1996 harvest and through the 1997 harvest. A number of recent developments, including (1) plantings of new vineyards, (2) yield enhancements through technological advances, (3) denser plantings of vines, (4) availability of wine from foreign sources and (5) excellent weather in the 1997 growing season, have resulted in a greatly increased grape supply, resulting in downward price pressure following the 1997 harvest. Such increases in supply may cause California premium wine grape prices and wine prices to decline significantly, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL RISKS

    The Company's current operations emit ethanol and require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The emission and usage of these chemicals are, to varying degrees, subject to federal and state regulation. The Company believes that its properties and operations have been and continue to be in material compliance with relevant environmental regulations. At the same time, if hazardous substances are discovered to have emanated from the Company's properties, the Company could be subject to material liability arising from the remediation of such potential harm.

SEASONALITY OF BUSINESS; QUARTERLY REVENUES; FLUCTUATING RESULTS

    The wine grape business is extremely seasonal and the Company recognizes the vast majority of its revenues in the first six months of its fiscal year. GSV is not positioned to maximize quarter-to-quarter results, and its quarterly results should not be considered indicative of those to be expected for a full year. The Company recorded 80% of its revenues during the first six months of the Company's 1998 fiscal year. GSV has historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. Seasonality of revenues also affects the Company's cash flow requirements. In the past, GSV has borrowed funds under lines of credit beginning in February or March to finance crop production costs through harvest and has repaid such borrowings from the proceeds of each harvest. GSV also borrows substantial sums from late summer through the fall to finance inventory build-up during the fall crush season. Such seasonality in revenues and borrowings may lead to significant fluctuations in the Company's reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION; INDUSTRY FRAGMENTATION

    The wine industry is extremely competitive. The Company competes with several well-capitalized companies in the production of bulk wine. Further, many of the Company's current and prospective competitors have substantially greater financial, production, personnel and other resources than the Company. In order to meet near-term shortfalls in supply, a number of wineries have commenced purchases of wine from foreign sources. Because of higher production costs in the United States and the higher prices of grapes in California, especially in comparison to the prices of years past, some wineries can achieve significant cost savings, even after taking into account shipping costs, by importing bulk wine from abroad. Some countries, such as France, have launched marketing campaigns to increase their sales in the United States. Foreign competition can be expected to continue and increase. In addition, the Company's principal winery customers compete with each other and with other wineries located in the United States, Europe, South America, South Africa and Australia. Wine also competes with other alcoholic, and to a lesser degree, nonalcoholic beverages, and to the extent wine consumers reduce consumption of wine in favor of such other beverages, demand for wine and the Company's products and services could decline.

FACILITY EXPANSION

    The Company is currently operating a number of its wine processing facilities at close to full capacity. During fiscal 1998, the Company authorized capital expenditures of up to $20 million over the next two fiscal years, primarily to upgrade, maintain and expand its facilities. The Company intends to increase the annual processing capacity at its Fresno facility by approximately 20,000 tons of grapes and to expand Fresno wine cooperage capacity by approximately four million gallons. GSV will also expand its Monterey wine processing facility's annual capacity by approximately 15,000 tons of grapes and increase annual barrel fermentation capacity by approximately 18,000 barrels. GSV's efficient use of capital resources in the next two years to expand wine production will be important for the Company to maintain its position as one of the leading suppliers of premium bulk wine and related wine processing services in the United States. The Company's ability to complete this and subsequent expansions may be subject to substantial delays due to shortages of stainless steel tanks and other important materials and equipment, delays that the marketplace periodically experiences. Other factors that may delay such improvements are higher than anticipated expenditures, adverse weather and delays in construction by contractors. Failure to deploy such capital resources successfully or complete any expansion of the Company's operations on a timely basis or underestimating the costs and time required to improve the Company's facilities could have a material adverse effect on the Company's results of operations and prospects.

GROWTH THROUGH ACQUISITION

    In the last three years the Company has virtually doubled the size of its operations through the acquisition of vineyard acres and wine and brandy production facilities. These acquisitions have created additional winemaking capacity and grape supply sources, which have contributed to significant growth in revenues and net income for the Company on a year-to-year basis. In the future, there can be no assurance that acceptable acquisition opportunities will be available to the Company or that the Company will be able to profitably integrate any such future acquisition. Thus, it is unlikely that GSV's previous level of acquisition-related activity will continue in the Company's 1999 fiscal year and beyond.

FIXED FARMING COSTS

    The Company incurs relatively fixed annual farming costs per vineyard acre. Revenues from grape sales and wine processing and production are not realized until harvest and vary depending upon numerous factors. Vineyard productivity varies from year to year depending upon weather and other factors, and significant variations in annual yields should be expected from time to time. Because production costs are not significantly variable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be fully mitigated by cost reductions and could have an adverse effect upon profitability.

RELIANCE ON KEY PERSONNEL

    The Company believes its continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer, and Brian R. Thompson, the Company's Chief Financial Officer. There can be no assurance that these persons will remain in their management positions with the Company, and the loss of the services of either of these persons could have an adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

    GSV is subject to a broad range of federal and state regulatory requirements regarding its operations and practices. These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage and other aspects of the Company's business. There can be no assurance that new or revised regulations pertaining to the wine grape production industry will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Wine production and sales are subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, the California Department of Alcohol Beverage Control and other state and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol. Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. There can be no assurance that there will not be new or revised laws or regulations pertaining to the wine industry which could have a negative impact on the Company's business.

VOLATILITY OF STOCK PRICE

    The market price of the shares of Class B Common Stock has declined sharply since the Company's initial public offering in late July 1998. The market price for such shares will continue to be volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, industry consolidation, conditions and trends in the wine industry, changes in recommendations and estimates by security analysts, general market conditions and other factors. There can be no assurance that an active trading market of the Class B Common Stock will be sustained. In addition, stock markets from time to time have experienced price and volume fluctuations that have affected the market price for many companies and that frequently have been unrelated to the operating performance of those companies. Such market fluctuations may adversely affect the market price of the Class B Common Stock.

YEAR 2000 COMPLIANCE

    A significant percentage of the software that runs most of the computers in the United States relies on two digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000. The Company has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its software and operating systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. The Company currently anticipates that both its information technology and non-information technology systems will be Year 2000 compliant in sufficient time to avoid business interruption, though no assurances can be given that the Company's compliance testing will not detect unanticipated Year 2000 compliance problems or that GSV's significant vendors, suppliers and customers will be Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.  PROPERTIES.

    The Company leases approximately 5,130 square feet for its executive corporate office in Greenbrae, California under a sublease expiring in May 2000. The Company believes that its existing executive office facility will be adequate to meet the Company's needs for the foreseeable future and that additional space will be available as needed at commercially reasonable rates. In addition, the Company owns all of the vineyards and winemaking facilities described above under "Business--Vineyard Operations" and "--Winemaking Facilities".

ITEM 3.  LEGAL PROCEEDINGS.

    In June 1998 Treana Winery ("Treana") filed an action in Marin County Superior Court against Golden State Vintners, a California corporation and wholly-owned subsidiary of the Company ("Golden State Vintners"), alleging damages aggregating $2.7 million arising from two breach of contract claims regarding the preparation of Chardonnay and Cabernet Sauvignon wines by Golden State Vintners. Golden State Vintners is in the process of settling this dispute for an amount that is substantially below the damages alleged by Treana.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 1998, several matters were approved by majority written consent of the Company's stockholders.

    On April 21, 1998, the holders of an aggregate of 5,868,612 shares of the Company's then-existing class of voting stock approved by majority written consent an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Golden State Acquisition Corp." to "Golden State Vintners, Inc."

    On April 24, 1998, the holders of an aggregate of 5,868,612 shares of the Company's then-existing class of voting stock voted by majority written consent
(i) to elect Peter Mullin and W. Scott Hedrick to the Company's Board of Directors, and (ii) to adopt the 1998 Director Stock Option Plan. The term of the following other members of the Company's Board of Directors continued:
Jeffrey B. O'Neill, Jeffrey J. Brown, Keith R. Fox, Nicholas B. Binkley and Douglas R. Wolter.

    On April 28, 1998, the holders of an aggregate of 5,868,612 shares of the Company's then-existing class of voting stock and 1,200,829 shares of the Company's former Class E common stock voted by majority written consent to approve an Amended and Restated Certificate of Incorporation, which provided for a reorganization of Company's capital structure.

    There were no votes cast against or withheld or abstentions or broker non-votes with respect to any of the above-described actions.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Company's Class B Common Stock commenced trading on the Nasdaq National Market on July 22, 1998. The following table sets forth the high and low sales prices for the Class B Common Stock, as reported by Nasdaq, since July 22, 1998.

FISCAL YEAR ENDING JUNE 30, 1999                                                                   HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First Quarter (commencing July 22, 1998).......................................................  $   18.12  $    9.00
Second Quarter (through October 16, 1998)......................................................  $   10.00  $   6.875

    The last reported sale price of the Class B Common Stock on the Nasdaq National Market on October 16, 1998 was $7.375 per share. As of October 16, 1998, there were 48 holders of record of the Company's Class B Common Stock.

    There is no established public trading market for the Company's Class A Common Stock. As of October 15, 1998, there were four holders of record of the Company's Class A Common Stock.

    The Company has never paid cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company anticipates that all future earnings, if any, generated from operations will be retained by the Company to develop and expand its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant. In addition, negative covenants contained in the Company's senior credit facility currently prohibit the Company from paying cash dividends on such shares without the prior approval of the lender.

    During its 1998 fiscal year, the Company issued and sold the following unregistered securities:

    Effective as of December 31, 1997, the Company terminated all outstanding stock appreciation rights held by two of the Company's executive officers. In exchange for such rights, the Company granted to such holders options to purchase an aggregate of 794,347 shares of the Company's Class B Common Stock and an amount of cash equal to the difference between the base price of each stock appreciation right and the per share fair market value of the Company's common stock on December 31, 1997. The options were fully-vested on the date of grant and are exercisable at a price of $12.07 per share.

    In April 1998, in connection with the exercise of options by two executive officers, the Company issued 307,600 shares of Class A Common Stock and issued 29,617 shares of Class B Common Stock. Each officer paid cash in connection with the exercise of these options.

    In April 1998, the Company granted to several officers options to purchase an aggregate of 20,300 shares of Class B Common Stock under its 1996 Stock Option Plan and, in April and May of 1998, granted to several non-employee directors options to purchase an aggregate of 74,975 shares of Class B Common Stock pursuant to the 1998 Director Stock Option Plan.

    The sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof, as transactions not involving a public offering, or, with respect to stock appreciation rights and options issued to officers, in reliance upon the exemption from registration provided by Rule 701 of the Commission. The purchasers in such private offerings represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Company. No underwriter was employed with respect to any such sales.

    As a result of the Company's initial public offering of Class B Common Stock on July 21, 1998, the Company received approximately $32 million, net of $2 million in expenses relating to the offering. Of these net proceeds, (a) approximately $10 million was used to redeem the Company's outstanding Senior Preferred Stock, (b) approximately $10 million was used to repay outstanding long term debt and (c) approximately $12 million was used to reduce borrowings under the Company's line of credit.

ITEM 6.  SELECTED FINANCIAL DATA.

    The Company (referred to as "New GSV" below) was incorporated for the purpose of acquiring all of the outstanding capital stock of Golden State Vintners, currently one of the Company's consolidated subsidiaries (referred to as "Old GSV" below), on April 27, 1995. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

                                               OLD GSV
                                          ------------------                 NEW GSV
                                           YEAR                ------------------------------------
                                           ENDED    JULY 1,    APRIL 27,         YEAR ENDED
                                           JUNE     1994 TO     1995 TO           JUNE 30,
                                            30,    APRIL 26,   JUNE 30,   -------------------------
                                           1994      1995        1995      1996     1997     1998
                                          -------  ---------   ---------  -------  -------  -------
                                             (DOLLARS IN              (DOLLARS IN THOUSANDS,
                                          THOUSANDS, EXCEPT
                                           PER SHARE DATA)            EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................  $44,063   $42,851    $   4,037  $71,755  $95,785  $111,994
Cost of sales (1).......................  34,241     34,772        3,949   58,468   71,662   83,684
Gross profit............................   9,822      8,079           88   13,287   24,123   28,310
Selling, general, and administrative
  expenses (2)..........................   2,768      3,364          951    5,042    7,408   14,451
Income (loss) from operations...........   7,054      4,715         (863)   8,245   16,715   13,859
Interest expense........................   3,189      2,797          920    5,344    5,880    6,867
Other expense, net......................      37         44            1      394      677      356
Income (loss) before income taxes.......   3,828      1,874       (1,784)   2,507   10,158    6,636
Net income (loss).......................   3,503      1,874       (1,784)   1,924    6,170    4,184
Redeemable preferred stock dividends....    --        --          --       (1,290)  (1,314)  (1,272)
Redemption of Junior Preferred Stock....    --        --          --        --        (405)   --
                                          -------  ---------   ---------  -------  -------  -------
Income (loss) available to common
  stockholders..........................   3,503      1,874       (1,784)     634    4,451    2,912
                                          -------  ---------   ---------  -------  -------  -------
Earnings (loss) per common share (3):
  Basic.................................                       $    (.26) $   .09  $   .65  $   .42
                                                               ---------  -------  -------  -------
                                                               ---------  -------  -------  -------
  Diluted...............................                       $    (.26) $   .09  $   .65  $   .41
                                                               ---------  -------  -------  -------
                                                               ---------  -------  -------  -------
Weighted average shares outstanding (3):
  Basic.................................                           6,856    6,856    6,860    6,918
                                                               ---------  -------  -------  -------
                                                               ---------  -------  -------  -------
  Diluted...............................                           6,856    6,856    6,860    7,325
                                                               ---------  -------  -------  -------
                                                               ---------  -------  -------  -------

                                                                               NEW GSV
                                                              ------------------------------------------
                                                   OLD GSV
                                                 -----------                   JUNE 30,
                                                  JUNE 30,    ------------------------------------------
                                                    1994        1995       1996       1997       1998
                                                 -----------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital................................   $  10,011   $   8,735  $   9,335  $   9,386  $   8,846
Total assets...................................      53,537      80,941     90,435    102,111    124,519
Total long-term debt...........................      30,900      44,322     42,973     49,781     51,918
Redeemable preferred stock.....................      --           9,978     10,034      8,813      8,951
Stockholders' equity...........................      13,789      10,037     10,670     12,574     18,136

--------------------------

(1) In accordance with purchase accounting rules applied to the Company's acquisition of Old GSV, inventory was increased to fair market value. The inventory step-up increased cost of sales for the period April 27, 1995 to June 30, 1995 and the year ended June 30, 1996 by $471 and $1,563, respectively.

(2) Management incentives relating to stock appreciation rights and bonuses increased selling, general and administrative expenses by $33, $930, $2,141 and $8,800 for the period April 27, 1995 to June 30, 1995, the years ended June 30, 1996, 1997, and 1998, respectively.

(3) See Note 2 of the Notes to Consolidated Financial Statements for an explanation of the basic and diluted earnings per share computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, EACH OF WHICH IS INCLUDED ELSEWHERE IN THIS FORM 10-K. FOR COMPARATIVE PURPOSES ONLY, DATA FOR THE PERIODS JULY 1, 1994 TO APRIL 26, 1995 AND APRIL 27, 1995 TO JUNE 30, 1995 HAVE BEEN COMBINED AND REFLECTED BELOW IN ALL REFERENCES TO THE COMPANY'S 1995 FISCAL YEAR. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 27A OF THE SECURITIES ACT AND
SECTION 21E OF THE EXCHANGE ACT, THAT INVOLVE RISKS AND UNCERTAINTIES. GSV'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    The Company's operations can be distinguished among the following: bulk wine and related services, grape sales, case goods and related services and brandy. Bulk wine and related services includes the production and sale of bulk wine, the provision of custom crushing services, the storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. Grape sales consist of the sale of grapes grown at the Company's vineyards as well as grapes purchased by the Company from third party growers. Case goods and related services includes the production of proprietary and private label bottled wine and wine-based beverages and the provision of custom bottling and storage services. The Company's brandy business includes the production of brandy and grape spirits and the provision of brandy barrel storage and related barreling services. See "Business--Company Operations".

    In connection with the Golden State Vintners Purchase, as defined, Golden State Vintners entered into a five-year Employment Agreement (the "Old Agreement") with Jeffrey B. O'Neill, the Company's President and Chief Executive Officer. Terms of the Old Agreement provided for, among other things, the granting to Mr. O'Neill of 504,347 and 145,000 stock appreciation rights (the "O'Neill SARs") at exercise prices of $1.72 and $0.003 per right, respectively. Additionally, the Old Agreement provided for a performance-based bonus calculated as a percentage of operating income, as set forth therein (the "O'Neill Bonus"). An additional 145,000 stock appreciation rights were issued to Brian R. Thompson, GSV's Chief Financial Officer, in connection with his employment in November 1995 at an exercise price of $2.59 per right (the "Thompson SARs"). The O'Neill SARs, the Thompson SARs and the O'Neill Bonus are sometimes collectively referred to as the "Management Incentives".

    In the fiscal year ended June 30, 1997 and 1998, Management Incentives of $2.1 and $8.8 million, respectively were included in the selling, general and administrative expenses reported for such periods. With respect to the fiscal year ended June 30, 1998, $1.5 million of such $8.8 million of Management Incentives arose as a result of the acceleration of certain estimated bonus amounts due under the Old Agreement. As of December 31, 1997, (a) the Old Agreement was terminated, eliminating the O'Neill Bonus, and (b) each of the O'Neill SARs and the Thompson SARs were replaced with a combination of compensation paid partly in cash and partly with promissory notes and fully vested non-qualified stock options having an exercise price of $12.07 per share (the "Replacement Incentives"). Such Replacement Incentives will not have a material impact on the Company's net income in future periods, but, as a result of the fully vested nature of the options granted to Messrs. O'Neill and Thompson, will impact GSV's future earnings per share. None of the Replacement Incentives contains a formula based bonus. Additionally, the Company does not anticipate that bonuses paid to Mr. O'Neill will be material under the terms of his current employment agreement.

    In connection with the Replacement Incentives, effective January 1, 1998,
(1) the Company made cash payments of $4.7 million and $0.7 million to Messrs. O'Neill and Thompson, respectively (the "Executive Cash Payments"), and (2) the Company issued promissory notes in the amount of $4.7 million and $0.7 million to Messrs. O'Neill and Thompson, respectively (the "Executive Promissory Notes"). Messrs.

O'Neill and Thompson used their respective Executive Cash Payments to exercise stock options and to pay certain income taxes due. See "Certain Relationships and Related Transactions" and Note 15 of Notes to Consolidated Financial Statements.

    The table below sets forth summary statement of operations data for the three fiscal years ended June 30, 1998:

                      SUMMARY STATEMENT OF OPERATIONS DATA
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                1996       1997        1998
                                                              ---------  ---------  ----------
Revenues....................................................  $  71,755  $  95,785  $  111,994
Cost of sales...............................................     58,468     71,662      83,684
                                                              ---------  ---------  ----------
Gross profit................................................     13,287     24,123      28,310
Selling, general and administrative expenses................      5,042      7,408      14,451
                                                              ---------  ---------  ----------
Income (loss) from operations...............................      8,245     16,715      13,859
Interest expense............................................      5,344      5,880       6,867
Other expense, net..........................................        394        677         356
                                                              ---------  ---------  ----------
Income before income taxes..................................      2,507     10,158       6,636
Income taxes................................................        583      3,988       2,452
                                                              ---------  ---------  ----------
Net income..................................................  $   1,924  $   6,170  $    4,184
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    The following table reflects summary statement of operations data shown above, expressed as a percentage of revenues:

                             PERCENTAGE OF REVENUES

                                                                             YEAR ENDED JUNE 30,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
Revenues.............................................................      100.0%     100.0%     100.0%
Cost of sales........................................................       81.5       74.8       74.7
                                                                       ---------  ---------  ---------
Gross profit.........................................................       18.5       25.2       25.3
Selling, general and administrative expenses.........................        7.0        7.7       12.9
                                                                       ---------  ---------  ---------
Income (loss) from operations........................................       11.5       17.5       12.4
Interest expense.....................................................        7.4        6.2        6.2
Other expense, net...................................................        0.6        0.8        0.3
                                                                       ---------  ---------  ---------
Income before income taxes...........................................        3.5       10.6        5.9
Income taxes (benefit)...............................................        0.8        4.2        2.2
                                                                       ---------  ---------  ---------
Net income...........................................................        2.7        6.4        3.7
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

RECENT DEVELOPMENTS

    On July 21, 1998, GSV consummated a firmly underwritten initial public offering of 4,300,000 shares of Class B Common Stock, of which 2,150,000 shares were sold by GSV and 2,150,000 shares were sold by certain stockholders of the Company. The Company realized net proceeds of approximately $32 million from the offering.

SEASONALITY AND QUARTERLY RESULTS

    The Company has experienced and expects to continue to experience seasonal and quarterly fluctuations in its revenues. Because of the inherent seasonality of its operations, the Company has reported its highest revenues and net income in its first and second fiscal quarters, as the Company sells most of its grapes in the first quarter, immediately after harvest, sells most of its bulk wine in the second quarter, immediately after crush, and performs many of its wine processing services in the first and second quarters. As a result, the Company typically reports lower revenues and net income (loss) in the third and fourth fiscal quarters.

    The following table illustrates the seasonality of the Company's revenues and net income (loss) for each of the four fiscal quarters of the Company's 1998 fiscal year:

                    QUARTERLY REVENUES AND NET INCOME (LOSS)

                                                       FISCAL 1998 QUARTER ENDED
                                            ------------------------------------------------
                                            SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                            ---------  -----------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
Revenues..................................  $  41,297  $    48,233  $    12,145  $    10,319
Percent of revenues for the year ended
  June 30, 1998...........................       36.9%        43.1%        10.8%         9.2%
Net income (loss).........................  $   6,462  $   (1,565)  $     (159)  $     (554)
Percentage of net income (loss)...........      154.4%      (37.4)%       (3.8)%      (13.2)%

RESULTS OF OPERATIONS

    The following table illustrates the Company's revenues by source for the periods indicated:

                               REVENUES BY SOURCE
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                1996       1997        1998
                                                              ---------  ---------  ----------
Revenues:
  Bulk wine and related services............................  $  33,816  $  50,228  $   58,928
  Grape sales...............................................     15,183     18,585      22,817
  Case goods and related services...........................     11,335     15,829      19,941
  Brandy....................................................     11,421     11,143      10,308
                                                              ---------  ---------  ----------
    Total revenues..........................................  $  71,755  $  95,785  $  111,994
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    The following table illustrates the Company's revenues by source for the periods indicated, expressed as a percentage of revenues:

                        PERCENTAGE OF REVENUES BY SOURCE

                                                                             YEAR ENDED JUNE 30,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
Revenues:
  Bulk wine and related services.....................................       47.1%      52.5%      52.6%
  Grape sales........................................................       21.2       19.4       20.4
  Case goods and related services....................................       15.8       16.5       17.8
  Brandy.............................................................       15.9       11.6        9.2
                                                                       ---------  ---------  ---------
    Total revenues...................................................        100%       100%       100%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

    Revenues for the fiscal year ended 1998 were $112.0 million, an increase of $16.2 million or 16.9%, as compared to revenues of $95.8 million in the fiscal year ended 1997. As a result of the restructuring of the Company's grape supply relationship with Gallo, grape sales revenues will decline significantly in the Company's 1999 fiscal year, though management believes that such decline in grape sales revenues will be at least partially offset by increased bulk wine sales.

    BULK WINE AND RELATED SERVICES. For the Company's 1998 fiscal year, revenues from bulk wine and related services were $58.9 million, an increase of $8.7 million or 17.3%, as compared to revenues of $50.2 million in fiscal 1997. This increase in revenues is primarily due to higher customer demands for contracted bulk wines and the initiation of bulk wine production and processing and storage service operations at the Company's Monterey facility, along with increases in wine processing revenues from the Company's Fresno facility and barrel fermentation and storage fees at the Company's recently purchased Napa warehouse.

    GRAPE SALES. In fiscal 1998, revenues from grape sales were $22.8 million, an increase of $4.2 million or 22.7%, as compared to revenues of $18.6 million in fiscal 1997. The increase in revenues for grape sales is primarily due to the significant increase in grapes harvested at the Company's vineyards, which exceeded historical averages by more than 20%. Due to the reallocation of a significant portion of the Company's wine grapes to the internal production of bulk wine, the Company expects revenues from grape sales to decline significantly in fiscal 1999.

    CASE GOODS AND RELATED SERVICES. For fiscal 1998, revenues from case goods and related services were $20.0 million, an increase of $4.2 million or 26.6%, as compared to revenues of $15.8 million the first nine months of fiscal 1997. This increase in case goods and related services revenues is evidence of the Company's strategy to generate significant case goods sales and reflects an increase in the sale of private label case goods and an expansion in the Company's proprietary labels (which tend to have higher margins) in the popular premium and superpremium segments of the premium wine market.

    BRANDY. For fiscal 1998, revenues from the sale of brandy and grape spirits were $10.3 million, a decline of $0.8 million or 7.2%, as compared to $11.1 million in revenues from the previous period. This decline primarily resulted from the reduction in the contracted demand for brandy from period to period.

COST OF SALES

    Cost of sales includes all direct and indirect costs to produce the Company's marketed products. Bulk wine, case goods and brandy cost of sales generally include wine grape costs, direct and indirect plant production costs and certain allocated overhead items such as depreciation and insurance. Vineyard costs include farming expenses and direct and allocated indirect costs. For fiscal 1998, total cost of sales was $83.7 million, an increase of $12.0 million or 16.7%, from $71.7 million in fiscal 1997. As a percentage of revenues, for fiscal 1998, cost of sales was 74.7%, a decrease from 74.8% for fiscal 1997. Factors contributing to this dollar increase in cost of sales included an increase in the overall level of Company operations, the impact of the cost of certain premium varietal grapes used in the production of bulk wine, start-up costs related to the initiation of operations at the Company's Monterey facility and the expansion of the Company's case goods sales. In addition, cost of sales was impacted by amounts reserved by the Company in connection with disputes with two customers concerning the quality of wine products delivered by the Company. The increase in cost of sales was partially offset by a reduction in farming costs per acre, which was largely due to the optimal wine grape growing and harvesting conditions during calendar 1997.

GROSS PROFIT

    Gross profit generally represents revenues less cost of sales. In fiscal 1998, the Company realized gross profit of $28.3 million, an increase of $4.2 million or 17.4%, as compared to gross profit of $24.1 million for fiscal 1997. As a percentage of revenues, in fiscal 1998 gross margin improved to 25.3%, from 25.2% in fiscal 1997. The primary factors contributing to the improvement in gross profit and gross margin were an increase in yields at the Company's vineyards, and a decrease with respect to certain grape prices. Margin growth was adversely affected by declining market prices for certain premium varietal wine that were not entirely offset by lower grape prices, a number of operational start up costs associated with the initiation of wine processing services at the Monterey facility and a reserve for product quality claims.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses include general administrative items, corporate overhead and expenses relating to the Management Incentives. For fiscal 1998, selling, general and administrative expenses were $14.5 million, an increase of $7.1 million or 95.9%, from $7.4 million for fiscal 1997.

INTEREST EXPENSE

    For fiscal 1998, interest expense was $6.9 million, an increase of $1.0 million or 16.9%, as compared to interest expense of $5.9 million in fiscal 1997. Interest expense increased primarily due to an increase in long term borrowings used to acquire the Company's Monterey facility and its Napa warehouse, and, to a lesser extent, by an increase in inventory and working capital borrowings consistent with the Company's increased level of revenues.

NET INCOME

    For fiscal 1998 net income was $4.2 million, a decrease of $2.0 million or 32.3%, as compared to net income of $6.2 million for fiscal 1997. As a percentage of revenues, for fiscal 1998, net income was 3.7%, as compared to 6.4% for fiscal 1997. This decrease in net income is attributable to a substantial increase in selling, general and administrative expenses, which increase was partially offset by the growth of profit in the Company's bulk wine and related services, grape sales and case goods and related services businesses.

EARNINGS PER SHARE

    For fiscal 1998, basic earnings per share were $.42, a decline of $.23 or 35.4%, as compared to basic earnings per share of $.65 for fiscal 1997. Net earnings available to common shareholders for fiscal 1998 was impacted by the decrease in net income described above and by dividends paid on shares of Senior Preferred Stock during such period. For each of the years ended June 30, 1997 and 1998 such dividends equalled $1.3 million.

    In connection with the redemption of Senior Preferred Stock with proceeds from this offering and the conversion of all outstanding Junior Preferred Stock, the excess of the redemption value of $10.0 million over the carrying amount of $8.2 million will be treated similarly to a dividend and will be a deduction from net earnings in the computation of net earnings available to common shareholders for use in earnings per share calculations for periods including such redemption.

FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES

    For the Company's 1997 fiscal year, revenues were $95.8 million, an increase of $24.0 million or 33.5%, as compared to revenues of $71.8 million in the 1996 fiscal year.

    BULK WINE AND RELATED SERVICES. For the Company's 1997 fiscal year, revenues from bulk wine and related services were $50.2 million, an increase of $16.4 million or 48.5%, as compared to revenues of $33.8 million in fiscal 1996. The increase in bulk wine and related services revenues are primarily due to a significant increase in the demand for bulk wine which resulted from the execution of bulk wine supply contracts with a number of customers, and the increase in wine processing and storage fees, which resulted from an increase in custom crushing contracts executed by the Company.

    GRAPE SALES. In fiscal 1997, grape sales revenues were $18.6 million, an increase of $3.4 million or 22.4%, over revenues of $15.2 million in fiscal 1996. The increase in grape sales revenues are primarily due to an increase in the average sales price per ton of grapes sold and, in fiscal 1997, an increase in grapes harvested at the Company's vineyards and the maturation of certain grafted acreage.

    CASE GOODS AND RELATED SERVICES. For fiscal 1997, revenues from case goods and related services were $15.8 million, an increase of $4.5 million or 39.6%, over case goods and related services revenues of $11.3 million in fiscal 1996. The increase in case goods and related services revenues are evidence of the Company's strategy to generate additional case goods sales and reflects a significant increase in the sale of private label case goods and an expansion in the Company's proprietary labels in the popular premium and superpremium segments of the wine market.

    BRANDY. For fiscal 1997, revenues from the sale of brandy were $11.1 million, a decrease of $0.3 million or 2.4%, from revenues of $11.4 million in fiscal 1996, primarily as a result of a decrease in contracted brandy sales.

COST OF SALES

    Total cost of sales in fiscal 1997 were $71.7 million, an increase of $13.2 million or 22.6%, over cost of sales of $58.5 million in fiscal 1996. As a percentage of revenues, in fiscal 1997, cost of sales was 74.8%, as compared to 81.5% in fiscal 1996. From 1996 to 1997, cost of sales grew primarily due to the growth in the Company's revenues, principally in bulk wine sales.

GROSS PROFIT

    In fiscal 1997, the Company realized gross profit of $24.1 million, an increase of $10.8 million or 81.6%, over gross profit of $13.3 million in fiscal 1996. As a percentage of revenues, in 1997 gross margin improved to 25.2%, as compared to 18.5% in fiscal 1996. Gross profit and margin increased from 1996 to 1997 primarily due to the growth in bulk wine sales, as both bulk wine prices and volumes increased year-to-year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    In fiscal 1997, selling, general and administrative expenses were $7.4 million, an increase of $2.4 million or 46.9%, over selling, general and administrative expenses of $5.0 million in fiscal 1996. As a percentage of revenues, in fiscal 1997, selling, general and administrative expenses were 7.7%, as compared to 7.0% in fiscal 1996.

INTEREST EXPENSE

    In fiscal 1997 interest expense was $5.9 million, an increase of $0.6 million or 10.0%, as compared to an interest expense of $5.3 million in fiscal 1996.

NET INCOME

    In fiscal 1997, net income was $6.2 million, an increase of $4.3 million or 221.0%, from net income of $1.9 million in fiscal 1996. As a percentage of revenues, in fiscal 1997 net income was 6.4%, as compared to 2.7% in fiscal 1996.

EARNINGS PER SHARE

    In fiscal 1997, basic earnings per share were $.65, an increase of $.56 or 22.2%, over basic earnings per share of $.09 in fiscal 1996. Net earnings available to common shareholders for fiscal 1997 was impacted by the increase in net income described above, which increase was partially offset by dividends paid on shares of Senior Preferred Stock during such period. For each of fiscal 1996 and fiscal 1997, such dividends equalled $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position at June 30, 1998 was $8.8 million, as compared to $9.4 million at June 30, 1997. The decrease in working capital is primarily due to the increase in current liabilities reflecting the recognition of $8.8 million of expenses related to Management Incentives. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances as of June 30, 1998 are adequate for the Company's working capital line of credit. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. Revolving line of credit balances were $12.8 million and $18.2 million at June 30, 1997 and 1998, respectively. Unused availability under the line of credit was $4.3 million at June 30, 1998. The Company was not in compliance with the additional indebtedness and capital expenditures limitations of its bank credit agreements as of June 30, 1998, but a waiver until June 30, 1999 was subsequently obtained on September 25, 1998.

    Operating cash flow for the year ended June 30, 1998 was $0.4 million, as compared to cash flow from operations of $6.4 million for the year ended June 30, 1997. The decrease in operating cash flow is primarily due to an increase in accrued deferred compensation expense relating to Management Incentives and an increase in accounts receivable and inventory balances reflective of the Company's revenue growth.

    Management expects that the Company's working capital requirements will grow as the business expands and that peak borrowing needs will continue to occur in the second quarter of the Company's fiscal year. Management believes that cash from operations and funds available under the Company's line of credit will be sufficient to fund working capital requirements and operations during the Company's 1999 fiscal year.

    The Company recently authorized capital expenditures of up to $20 million, primarily to upgrade, maintain and expand its existing winemaking facilities over the next two years. Of the $20 million authorized, the Company has expended approximately $12 million to date. The Company intends to continue to finance these expenditures through cash generated from operations and various other financing sources. In July 1998, the Company paid to Messrs. O'Neill and Thompson an aggregate of $5.4 million, plus interest, pursuant to the Executive Promissory Notes. See Note 9 of Notes to Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

    The Company has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 2000. The Company intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. The Company does not believe that its non-information technology systems, such as its bottling and production equipment, air conditioning/ refrigeration units, telephones and faxes will be adversely affected by the Year 2000, but will not know definitively until the Company tests and evaluates such equipment early in 1999. As part of its Year 2000 compliance program, the Company also intends to contact its significant vendors, suppliers and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company plans to have all Year 2000 compliance initial testing and any necessary conversions completed by the summer of 1999.

    To date, the Company has spent approximately $250,000 to reprogram, replace and test its information technology software for Year 2000 compliance. The remainder of the costs associated with the Company's Year 2000 compliance efforts will be incurred during fiscal 1999 and 2000. The Company estimates the costs of the efforts will be between $100,000 and $150,000 over the life of the project; though such expenditures may increase following testing of non-information technology systems. Costs and expenses arising in connection with the Company's Year 2000 compliance efforts have been, and will be, expensed as incurred.

    The Company currently anticipates that both its information technology and non-information technology systems will be Year 2000 compliant in sufficient time to avoid business interruptions, though no assurances can be given that the Company's compliance testing will not detect unanticipated Year 2000 compliance problems. Furthermore, the Company does not yet know the Year 2000 compliance status of third parties that are integral to the Company's business and is therefore currently unable to assess the likelihood or the risk to the Company of third party system failures. However, a system failure by any of the Company's significant customers, suppliers or vendors could result in a material adverse effect on the Company's business and operations.

    The Company has developed contingency plans to handle a Year 2000 system failure experienced by its information technology systems. These backup procedures, including manual record keeping and processing, have been tested and utilized by the Company in the past during times of unplanned system failure. The Company intends to develop any necessary contingency plans for its non-information technology systems after it has adequately evaluated the Year 2000 compliance status of these systems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company holds no market risk sensitive trading instruments. All Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at fiscal year ended June 30, 1998, and estimates the balances of such debt in future periods ($ millions):

                                                                   1998       1999       2000       2001       2002       2003
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
Bank line of credit:
  Average Outstanding                                            $    17.0  $    13.0  $  5.0     $  --      $  --      $  --
  Weighted average rate for year                                      7.47%      7.00%      7.00%    --

Long-term Debt:
  Fixed Rate:
    Average Outstanding                                          $    10.6  $    12.2  $     9.9  $     8.3  $     7.9  $     6.5
    Weighted average rate for year                                    8.64%      8.50%      8.44%      8.41%      8.36%      7.36%
  Variable Rate:
    Average Outstanding                                          $    43.4  $    36.7  $    30.0  $    27.9  $    26.1  $    24.1
    Weighted average rate for year                                    9.27%      9.64%      9.00%      9.00%      9.00%      9.00%

    At June 30, 1998, the balance on a portion of the Company's variable rate long-term debt was $31.7 million and carried an interest rate of 9.7%. On April 21, 2000, the interest rate on the estimated outstanding balance of $29 million will convert from 9.7% to an interest rate equal to 275 basis points over the then five-year U.S. Treasury note rate. The current rate of 9.7% was 275 basis points over the five-year U.S. Treasury note rate at the loan's inception in April 1995. For each 100 basis point rate increase or decrease at the variable rate reset date on April 21, 2000, the Company's interest charge will respectively increase or decrease in the subsequent one-year period by approximately $290,000. At October 16, 1998, the five-year U.S. treasury note interest rate was approximately 4.5%.

    At June 30, 1998, the Company had approximately $10.5 million of other variable rate long-term debt, which was subsequently repaid in full from proceeds from the Company's initial public offering during the first quarter of fiscal 1999. Prior to retirement, such debt carried an interest rate of approximately 8.0%.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For fiscal 1998, the average outstanding balance under this line was approximately $17 million, with a weighted average interest rate of approximately 7.5%. The Company estimates an average outstanding balance under such line of $13 million for fiscal 1999 and a 7% weighted average interest rate. The Company intends to apply cash generated from operations to reduce the outstanding balance on its line of credit after fiscal 1999.

    At June 30, 1998, the balance on the Company's fixed rate long-term debt was $10.6 million and carried a weighted average interest rate of approximately 8.6%. The Company estimates that the outstanding balance on such debt will be $12.2 million at June 30, 1999 and will bear interest at a weighted average rate of 8.5%.

    For strategic reasons, the Company enters into forward product sales and material supply contracts, most of which generally have staggered maturity dates. Of the Company's four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales generally occur on a short-term basis. As the primary raw material component for most Company product is wine grapes, the Company enters into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contain annual harvest market price adjustment clauses, against individual harvest year minimum pricing. For the fiscal year ended June 30, 1998, or the 1997 harvest year, approximately 3% of the Company's total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest. The Company expects to experience similar grape price adjustments during the 1999 fiscal year, with respect to the 1998 harvest year. The Company's annual budget anticipates these upward wine grape price adjustments, based on management's knowledge of movements in anticipated wine grape supply and quality during each harvest year's wine grape crop maturation.

    Although the Company's annual wine and brandy production is substantially committed under sales contracts prior to harvest and production, the Company intentionally maintains uncommitted product inventory to meet customer demand. At June 30, 1998, the Company's reported inventory value was $23.6 million, of which approximately $10 million, or 42%, is contractually committed to future production programs. The uncommitted amount of inventory, approximately $13.6 million, or 58%, is reserved primarily for future case goods sales, which are generally not subject to written preproduction purchase contracts, and for spot market bulk wine sales. While the Company generally matches preproduction contractual sales with contracted material supply agreements, the Company will continue to maintain certain uncommitted inventory to service short-term customer needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers, directors and key employees of the Company are as follows:

NAME                                   AGE                                      POSITION
---------------------------------      ---      ------------------------------------------------------------------------
Jeffrey B. O'Neill (1)...........          41   President, Chief Executive Officer and Director
Brian R. Thompson................          47   Chief Financial Officer and Secretary
Jeffrey J. Brown (1)(2)..........          37   Chairman of the Board of Directors, Assistant Secretary and Director
Nicholas B. Binkley (2)..........          52   Director
Douglas R. Wolter................          31   Director
Keith R. Fox (1).................          44   Director
W. Scott Hedrick.................          52   Director
Peter W. Mullin..................          57   Director
John G. McDonald.................          61   Director
Gregory J. Forrest...............          52   Director
Lawrence E. Brink................          51   Vice President, Production Operations
Michael B. Drobnick..............          41   Vice President, Bulk Sales
Jeffrey L. Dye...................          44   Vice President, Case Goods
Peter M. Byck....................          35   Vice President, Strategy and Business Development
Donald L. Stanley................          61   General Manager, Reedley and Director of Wine Grape Procurement
Robert Darby.....................          56   Plant Manager, Fresno

------------------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

    JEFFREY B. O'NEILL has been a director of the Company since April 1995 and has served as the Company's President and Chief Executive Officer since October 1996. From July to October of 1996, Mr. O'Neill served as Executive Vice President of the Company. Mr. O'Neill joined the predecessor to the Company in 1981 as a grape buyer and has held a number of executive positions with the Company's predecessor entities, most recently serving as the President and Chief Executive Officer of Golden State Vintners since 1986. He currently serves on the Board of Directors of several leading agricultural concerns, including Fresh International Corp.

    BRIAN R. THOMPSON joined the Company in November 1995 as Chief Financial Officer and Secretary. From 1988 to November 1995, Mr. Thompson served in a number of executive positions, including Executive Vice President and Chief Financial Officer, of Sun World International, Inc., a proprietary produce company, which filed a petition under Federal bankruptcy laws in October 1994.

    JEFFREY J. BROWN has been a director of the Company since April 1995 and became Chairman of the Board and Assistant Secretary in October 1996. Since June 1993, Mr. Brown has been an executive officer and director of Forrest Binkley & Brown Venture Co. ("Venture Co."), the general partner of Forrest Binkley & Brown L.P. ("FBB"), the managing partner of SBIC Partners. Prior to the formation of FBB in June 1993, Mr. Brown was a Senior Vice President of BankAmerica Venture Capital Corporation, a position he held from April 1992 to May 1993. He currently serves on the Board of Directors of a number of private companies.

    NICHOLAS B. BINKLEY joined the Company's Board of Directors in October 1996. Since June 1993, Mr. Binkley has been an executive officer and director of Venture Co. Prior to the formation of FBB,

Mr. Binkley was Vice Chairman of the Board of Directors of BankAmerica Corporation, a position he held from April 1992 through May 1993. He currently serves on the Board of Directors of Vista Medical Company, a medical device company, as well as a number of private companies.

    DOUGLAS R. WOLTER joined the Company's Board of Directors in October 1996. He currently is a principal at Forrest Binkley & Brown Venture Advisor Co. ("Advisor Co."), an affiliate of FBB. Prior to that time, Mr. Wolter had been a senior analyst at Advisor Co. since August 1994 and prior to joining Advisor Co., he attended the Graduate School of Business at Stanford University, graduating with a Masters in Business Administration in June 1994.

    KEITH R. FOX has been a director of the Company since April 1995. Since February 1994, Mr. Fox has been an executive officer of Exeter Venture Advisors, Inc., Exeter Equity Advisors, Inc. and Exeter Venture Management Corporation. Mr. Fox serves on the Boards of Directors of a number of private companies and is an independent trustee of more than 20 Scudder Kemper mutual funds.

    W. SCOTT HEDRICK joined the Company's Board of Directors in April 1998. Since 1979, Mr. Hedrick has served as a general partner of InterWest Partners, a venture capital firm that he co-founded. Mr. Hedrick also serves on the Board of Directors of Il Fornaio (America) Corporation and Office Depot, Inc., as well as a number of private companies.

    PETER W. MULLIN joined the Company's Board of Directors in April 1998. Since 1969, Mr. Mullin has served as Chief Executive Officer and Chairman of the Board of Directors of Mullin Consulting, Inc., a consulting firm specializing in executive compensation and benefit issues. Mr. Mullin serves on the Board of Directors of Avery Dennison Corporation, as well as several private companies and foundations.

    JOHN G. MCDONALD joined the Company's Board of Directors in May 1998. Professor McDonald is the Industrial Bank of Japan Professor of Finance at the Graduate School of Business at Stanford University. Professor McDonald has served on the faculty at Stanford's Graduate School of Business since 1968 and received an endowed chair in 1978. Professor McDonald was elected to the Board of Governors of the National Association of Securities Dealers, Inc. (the "NASD") in 1987 and became Vice Chairman of the NASD in 1989. Professor McDonald serves on the Board of Directors of Varian Associates, Inc., Scholastic Corp., and TriNet Corp. Realty Trust Inc. and is an independent trustee of eight mutual funds managed by The American Funds.

    GREGORY J. FORREST joined the Company's Board of Directors in May 1998. Since June 1993, Mr. Forrest has been an executive officer and director of Venture Co. Prior to the formation of FBB, Mr. Forrest was Chief Executive Officer of BankAmerica Venture Capital Corporation, a position he held from April 1992 to May 1993. Mr. Forrest currently serves on the Board of Directors of a number of private companies.

    LAWRENCE E. BRINK joined GSV in April 1994 as Vice President, Production Operations. Prior to that time, Mr. Brink served as Executive Vice President, Winemaking of Joseph E. Seagram & Sons.

    MICHAEL B. DROBNICK joined the Company in 1985 and has served as Vice President, Bulk Sales since January 1996. Prior to joining the Company, Mr. Drobnick held various sales management positions with different wine distributors.

    JEFFREY L. DYE has served as Vice President, Case Goods of GSV since November 1992. Prior to joining the Company, Mr. Dye served in various executive positions for several wineries and wine distributors.

    PETER M. BYCK joined GSV in November 1997 as Vice President, Strategy and Business Development. From 1992 to 1996, Mr. Byck served as Chief Executive Officer of Applied Scanning Technology, Inc., a proprietary software and scanning company. From 1990 to 1992, Mr. Byck was a Senior Consultant at the LEK Partnership.

    DONALD L. STANLEY joined the Company in 1989 and is currently the General Manager at the Company's Reedley facility and Director of Wine Grape Procurement. Prior to joining the Company, Mr. Stanley served in various positions at Christian Brothers Winery.

    ROBERT DARBY has been with the Company serving in various plant and operating positions since 1987. Prior to that time, Mr. Darby was the Chief Winemaker and Plant Manager for the JFJ Bronco Wine Company.

    Each member of the Board is elected to hold office until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act ("Section 16") requires the Company's executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (collectively, "Insiders") to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. The Company became subject to Section 16 in conjunction with the registration of its Common Stock under the Exchange Act effective July 21, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table summarizes all compensation earned by the Company's Chief Executive Officer and to the Company's most highly compensated officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company and to Golden State Vintners during each of the fiscal years ended June 30, 1998 and June 30, 1997 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                                                            AWARDS(1)
                                                                                          -------------
                                                              COMPENSATION                 SECURITIES
                                                ----------------------------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                     FISCAL YEAR    SALARY         BONUS       OPTIONS/SARS   COMPENSATION
----------------------------------------------  -----------  ----------  ---------------  -------------  -------------
Jeffrey B. O'Neill (3) .......................        1998   $  323,551  $  9,466,888(4)       649,347(5)  $    35,757(6)
  President and Chief Executive Officer               1997      309,331       802,040          670,433         14,947(6)
Brian R. Thompson ............................        1998      191,962     1,445,000(4)       145,000(5)      --
  Chief Financial Officer and Secretary               1997      165,000        40,000          --             --
Lawrence E. Brink ............................        1998      127,419        25,000          --               9,600(7)
  Vice President, Production Operations               1997      125,000        20,000           17,400          9,600(7)
Jeffrey L. Dye ...............................        1998      128,946        73,435          --             --
  Vice President, Case Goods                          1997       75,000        65,000           17,400        --
Michael B. Drobnick ..........................        1998      144,805        58,435          --             --
  Vice President, Bulk Sales                          1997       75,000        65,000           17,400        --

------------------------

(1) For each of the periods set forth in the table above, no Named Officer received aggregate Other Annual Compensation in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus, nor did any such Named Officer receive any restricted stock award, stock appreciation right or payment under any long-term incentive plan.

(2) These options were granted pursuant to the Company's 1996 Option Plan.

(3) This table sets forth all compensation awarded to, earned by or paid to Mr. O'Neill for services rendered as an officer of the Company and as an officer of Golden State Vintners during the fiscal years ended June 30, 1997 and 1998, which compensation was paid by the Company.

(4) Bonus as earned by Messrs. O'Neill and Thompson in fiscal 1998 were in connection with the Replacement Incentives issued to them on January 1, 1998. Such bonus amounts were invested by Messrs. O'Neill and Thompson in the Company's Common Stock. See "Certain Relationships and Related Transactions--Other Transactions with Executive Officers, Directors and Principal Stockholders."

(5) The options granted to Messrs. O'Neill and Thompson in fiscal 1998 were made in connection with the Replacement Incentives issued to them on January 1, 1998.

(6) Consists of disability insurance premiums and car expenses paid by the Company.

(7) Consists of a car allowance paid by the Company.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning stock options granted to the Named Officers of the Company during fiscal 1998. No stock appreciation rights were granted to such persons during such period.

                                                      INDIVIDUAL GRANTS
                                     ---------------------------------------------------  POTENTIAL REALIZABLE VALUE
                                      NUMBER OF    % OF TOTAL                             AT ASSUMED ANNUAL RATES OF
                                     SECURITIES      OPTIONS                               STOCK PRICE APPRECIATION
                                     UNDERLYING    GRANTED TO    EXERCISE OR                  FOR OPTION TERM(2)
                                       OPTIONS    EMPLOYEES IN   BASE PRICE   EXPIRATION  ---------------------------
NAME                                 GRANTED(#)    FISCAL YEAR    ($/SH)(1)      DATE          5%            10%
-----------------------------------  -----------  -------------  -----------  ----------  ------------  -------------
Jeffrey B. O'Neill.................     649,347          79.7%    $   12.07     1/1/08    $  4,929,036  $  12,491,145
Brian R. Thompson..................     145,000          17.8%    $   12.07     1/1/08       1,100,660      2,789,288

------------------------

(1) The exercise price per share of these options was equal to or greater than the fair market value of the Common Stock on the date of grant.

(2) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

    The following table sets forth information concerning stock options exercised by the Named Officers of the Company during fiscal 1998 and the fiscal year-end value of unexercised options held by the Named Officers of the Company. In connection with the issuance of the Replacement Incentives, the O'Neill SARs and the Thompson SARs were terminated as of December 31, 1997. No stock appreciation rights were issued by the Company during the 1998 fiscal year.

                                                                          NUMBER OF
                                                                         SECURITIES              VALUE OF
                                                                         UNDERLYING            UNEXERCISED
                                                                         UNEXERCISED           IN-THE-MONEY
                                                                      OPTIONS AT FISCAL  OPTIONS AT FISCAL YEAR-
                                                                          YEAR-END                 END
                                                                      -----------------  ------------------------
                                       SHARES ACQUIRED     VALUE        EXERCISABLE/           EXERCISABLE/
NAME                                     ON EXERCISE      REALIZED      UNEXERCISABLE         UNEXERCISABLE
-------------------------------------  ---------------  ------------  -----------------  ------------------------
Jeffrey B. O'Neill...................       307,600     $  2,212,971    649,345/362,836  $   3,201,930/$4,464,416
Brian R. Thompson....................        29,617              409        115,383/ --               568,949/ --
Lawrence E. Brink....................        --              --            4,360/13,050            53,131/159,393
Jeffrey L. Dye.......................        --              --            4,360/13,050            53,131/159,393
Michael B. Drobnick..................        --              --            4,360/13,050            53,131/159,393

BOARD COMMITTEES, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the annual audit and the services provided by the Company's independent accountants. The Compensation Committee makes recommendations to the Board of Directors with respect to the Company's general and specific compensation policies and administers the Company's stock option plan.

    The Company's Compensation Committee consists of Messrs. Brown, O'Neill and Fox. During the Company's last completed fiscal year, Mr. O'Neill was an executive officer of the Company and of Golden

State Vintners and Mr. Brown was an executive officer of the Company. See "Certain Relationships and Related Transactions" for information regarding the interests of Messrs. O'Neill, Brown and Fox in certain transactions and arrangements involving the Company.

    No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any other entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

STOCK OPTION PLANS

    1996 STOCK PLAN. The Company's 1996 Option Plan became effective in December 1996 upon adoption by the Board of Directors. The 1996 Option Plan provides for the grant of options in the form of incentive stock options and nonstatutory stock options to officers, key employees and consultants of the Company or its subsidiaries and members of the Board of Directors of the Company. A total of 223,491 shares of Class B Common Stock and 362,833 shares of Class A Common Stock have been reserved for issuance under the 1996 Option Plan.

    The 1996 Option Plan is administered by a committee (the "Committee") constituted so as to permit the 1996 Option Plan to comply with Rule 16b-3 of the Exchange Act. The Board of Directors may amend the 1996 Option Plan and, with the consent of each participant adversely affected, the Committee may make such changes in the terms and conditions of granted options as it shall deem advisable.

    The purchase price per share of the shares of Common Stock underlying each option granted under the 1996 Option Plan is established by the Committee but shall not be less than 100% of the fair market value of the Common Stock on the date of grant, provided that if the optionee is a 10% stockholder of the Company (as defined in Section 422(b)(6) of the Internal Revenue Code of 1986, as amended) at the time such optionee is granted an incentive stock option, the purchase price per share of the shares of Common Stock shall be not less than 110% of said fair market value.

    The 1996 Option Plan provides that, in the event of the dissolution, liquidation or sale of the Company, any merger or reorganization of the Company, or acquisition by any person or group of beneficial ownership of more than 50% of the Company's then outstanding shares of capital stock, the 1996 Option Plan and each outstanding option granted thereunder shall terminate. Upon the happening of such event, each participant under the 1996 Option Plan who is not tendered a substitute option by the entity surviving such event or who does not accept any such substituted option, shall have the right to exercise, in whole or in part, any vested and exercisable options which have not then expired.

    As of June 30, 1998, options to purchase a total of 362,833 shares of Class A Common Stock and 161,676 shares of Class B Common Stock have been granted under the 1996 Option Plan. Such options have per share exercise prices ranging from $3.62 to $12.07, or a weighted average per share exercise price of $5.01.

    DIRECTOR PLAN. The Company's Director Plan became effective in April 1998 upon adoption by the Board of Directors and approval by the stockholders. The Director Plan provides for the grant of options in the form of nonstatutory stock options to the non-employee members of the Board of Directors of the Company. A total of 348,000 shares of Class B Common Stock have been reserved for issuance under the Director Plan.

    The purchase price per share of the shares of Common Stock underlying each option granted under the Director Plan shall be the closing sale price of such shares on the date of grant if the Common Stock is listed on any established stock exchange or national market system or the price established by the committee administering the Director Plan, which shall not be less than 100% of the fair market value of the Common Stock on the date of grant.

    The Director Plan provides that, in the event of the dissolution or liquidation of the Company, the merger or sale of all or substantially all assets of the Company requiring shareholder approval, or acquisition by any person or group of beneficial ownership of the securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding shares, any options outstanding under the Director Plan that are not yet exercisable and vested shall become fully exercisable and vested.

    As of June 30, 1998, options to purchase a total of 74,975 shares of Class B Common Stock have been granted under the Director Plan. Such options have per share exercise prices of $12.08. None of such options have been exercised.

KEY MAN LIFE INSURANCE

    The Company, through Golden State Vintners, currently maintains a life insurance policy in the amount of $10 million on the life of Mr. O'Neill. The Company has agreed to assign a $2 million portion of this policy to Mr. O'Neill's family trust.

EMPLOYMENT AGREEMENT

    From April 27, 1995 until December 31, 1997, Mr. O'Neill served as President and Chief Executive Officer of Golden State Vintners pursuant to the Old Agreement, which provided him with an annual salary of at least $300,000, subject to annual increases, and an annual bonus based on a sliding scale of EBITDA (as defined in the Old Agreement). Effective as of January 1, 1998, the Company and Mr. O'Neill entered into a new employment agreement (the "New Employment Agreement"), which provides for Mr. O'Neill to serve as President and Chief Executive Officer of the Company on the terms and subject to the conditions set forth therein. Under the New Employment Agreement, Mr. O'Neill will receive annual compensation of $350,000, a bonus to be paid in the discretion of the Board and the reimbursement of certain expenses. The New Employment Agreement also provides for the payment of severance to Mr. O'Neill equal to two years of his base compensation and for the acceleration of any unvested options then held by Mr. O'Neill if his employment is terminated for certain reasons, including any termination of his employment within six months of a "Change in Control". The New Employment Agreement defines a Change in Control to include the sale by the Company of all or substantially all of its capital stock or assets or the consummation of any transaction or series of related transactions, including any merger, reorganization or recapitalization, in which any person or group acquires beneficial ownership of more than 50% of the outstanding capital stock of the Company. The term of the New Employment Agreement expires June 30, 2001.

COMPENSATION OF DIRECTORS

    Through fiscal year 1998, the Company paid those directors who were directors at the beginning of the fiscal year, other than Mr. O'Neill, $12,500 per year, plus full reimbursement for certain out-of-pocket expenses incurred in connection with attendance at board and committee meetings. For the Company's current fiscal year, the Board has determined it appropriate to pay its independent directors, Messrs. McDonald, Mullin and Hedrick, a director fee of $12,500. In October 1996, an affiliate of Messrs. Brown, Binkley, Wolter and Forrest entered into a management agreement with the Company, which calls for the annual payment of $125,000 to such affiliate for management services rendered to the Company. In April 1998, the Company adopted the Director Plan. Under the Director Plan, in April 1998, options to purchase an aggregate of 59,982 shares of Class B Common Stock at an exercise price of $12.08 were granted to all of the then-current members of the Board of Directors, other than Mr. O'Neill. In May 1998, options to purchase 14,993 shares of Class B Common Stock were granted to Mr. McDonald at an exercise price of $12.08. See "Certain Relationships and Related Transactions".

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    Under Section 145 of the Delaware General Corporation Law ("Delaware Law"), the Company can indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. The Company's Certificate of Incorporation provides that the Company will indemnify its directors, officers, employees and other agents to the fullest extent permitted by law.

    The Company has entered into indemnification agreements with each of its directors and executive officers in addition to the indemnification provided for in the Company's Certificate of Incorporation. These agreements, among other things, indemnify the Company's directors and certain of its officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including but not limited to any action by or in the right of the Company, on account of services as a director or officer of the Company, or as a director or officer of any other company or enterprise to which the person provides services at the request of the Company. The Company has also purchased liability insurance covering its directors and officers.

    In addition, the Company's Certificate of Incorporation provides that the Company's directors shall not be liable for monetary damages for breach of such directors' fiduciary duty of care to the Company and its stockholders except for liability for breach of the director's duty of loyalty to the Company or its stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware Law. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware Law. The provision also does not affect a director's responsibilities under any other law, such as the federal or state securities or environmental laws.

    There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought, nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's Class A and Class B Common Stock as of July 21, 1998 (the date of the Company's initial public offering), by: (1) each person who is known by the Company to beneficially own more than 5% of the Company's Class A and Class B Common Stock, (2) each of the Company's directors, (3) each of the Named Officers and (4) all directors and Named Officers of the Company, as a group.

                                                                           SHARES BENEFICIALLY OWNED
                                                        ----------------------------------------------------------------
                                                                                                           PERCENTAGE OF
                                                        NUMBER OF   PERCENT OF   NUMBER OF   PERCENT OF       SHARES
                                                         CLASS A      CLASS A     CLASS B      CLASS B     BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNERS                     SHARES      SHARES      SHARES       SHARES        OWNED(1)
------------------------------------------------------  ----------  -----------  ---------  -------------  -------------

SBIC Partners, L.P.  .................................   3,000,000        69.1%     --           --               31.6%
  201 Main Street, Suite 2302
  Fort Worth, TX 76102
Jeffrey B. O'Neill  ..................................     906,771        20.9%    673,728(2)        13.1%        16.7%
  500 Drake's Landing Road
  Greenbrae, CA 94904
John Hancock Mutual Life
  Insurance Company ..................................      --          --         658,595         12.8%           6.9%
  John Hancock Place
  200 Clarendon Street
  Boston, MA 02117
Exeter (3) ...........................................     435,757        10.0%     --           --                4.6%
  10 East 53rd Street
  New York, NY 10022
Jeffrey J. Brown (4) .................................   3,000,000        69.1%     --           --               31.6%
Nicholas B. Binkley (4) ..............................   3,000,000        69.1%     --           --               31.6%
Douglas R. Wolter (4) ................................   3,000,000        69.1%     --           --               31.6%
Keith R. Fox (3) .....................................     435,757        10.0%     --           --                4.6%
W. Scott Hedrick .....................................      --          --          --           --             --
Peter W. Mullin ......................................      --          --          19,972        *              *
John G. McDonald .....................................      --          --          --           --             --
Gregory J. Forrest (4) ...............................   3,000,000        69.1%     --           --               31.6%
Brian R. Thompson (5) ................................      --          --         144,999          2.8%           1.5%
Lawrence E. Brink (6) ................................      --          --           4,350        *              *
Jeffrey L. Dye (6) ...................................      --          --           4,350        *              *
Michael B. Drobnick (6) ..............................      --          --           4,350        *              *
All Directors and Named Officers as a group (13
  persons) (7) .......................................   4,342,528         100%    851,749         16.6%          54.8%

------------------------

 * Represents beneficial ownership of less than 1% of the outstanding voting power of all shares of Common Stock.

(1) Percent ownership is based on 9,479,261 shares of Common Stock outstanding, and does not take into account the relative voting power of shares of Class A Common Stock (ten votes per share) and Class B Common Stock (one vote per share).

(2) Includes 24,381 shares of Class B Common Stock owned by Mr. O'Neill and 649,347 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of July 21, 1998.

(3) Represents 362,014 and 73,743 shares of Class A Common Stock held by EE Partners and EV Lenders, respectively. Keith R. Fox, a director of the Company, is an executive officer of Exeter Equity Advisors, Inc., which is the general partner of Exeter Equity Advisors, L.P., the general partner of EE Partners. Mr. Fox is also an executive officer of Exeter Venture Advisors, Inc., which is the general partner of EV Lenders, and an executive officer of Exeter Venture Management Corporation, which is an affiliate of EV Partners and EV Lenders. Mr. Fox disclaims beneficial ownership of the shares held by EV Partners and EV Lenders, except to the extent of his pecuniary interest therein.

(4) Represents 3,000,000 shares of Class A Common Stock held by SBIC Partners. Gregory J. Forrest and Nicholas B. Binkley, each a director of the Company, and Jeffrey J. Brown, an officer and director of the Company, are each executive officers, directors and shareholders of Venture Co. Messrs. Forrest, Binkley and Brown collectively hold all of the outstanding limited partnership interests in FBB. Mr. Wolter is a principal of Advisor Co., an affiliate of each of SBIC Partners, FBB and Venture Co. Each of Messrs. Forrest, Binkley, Brown and Wolter disclaims beneficial ownership of the shares held by SBIC Partners, except to the extent of his pecuniary interest therein, if any.

(5) Includes 29,617 shares of Class B Common Stock held by Mr. Thompson and 115,382 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of July 21, 1998.

(6) Includes 4,350 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of July 21, 1998.

(7) Includes shares held by SBIC Partners and Exeter, and 777,779 shares of Class B Common Stock issuable under stock options exercisable within 60 days of July 21, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INCORPORATION OF THE COMPANY

    In connection with the formation and initial capitalization of the Company in April 1995, the Company issued an aggregate of 1,885,000 shares of its previously outstanding Class A Common Stock (the "Old Class A Stock") and 3,770,000 shares of its previously outstanding Class B Common Stock (the "Old Class B Stock"), in each case at $1.72 per share, for an aggregate purchase price of $9.75 million. Certain of these shares of Old Class B Stock were issued to the following holders of record of more than five percent of the outstanding stock of the Company (each, a "5% Stockholder") associated with Jeffrey J. Brown, an officer and director of the Company, and Gregory J. Forrest, Nicholas
B. Binkley and Douglas R. Wolter, directors of the Company, and to the following 5% Stockholders associated with Keith R. Fox, a director of the Company:

                                                                      SHARES OF OLD CLASS B
NAME                                                                          STOCK
------------------------------------------------------------------  --------------------------
SBIC Partners.....................................................            1,885,000
EE Partners.......................................................            1,566,000
EV Lenders........................................................              319,000

GOLDEN STATE VINTNERS PURCHASE

    Pursuant to a Stock Purchase Agreement dated April 27, 1995 (the "Stock Purchase Agreement"), the Company purchased all of the outstanding capital stock of Golden State Vintners (the "Golden State Vintners Purchase") from certain shareholders of Golden State Vintners. Pursuant to the terms of the Stock Purchase Agreement, the Company paid the purchase price for the Golden State Vintners Purchase by delivering $20.9 million in cash and 523,980 shares of 6% Junior Exchangeable Preferred Stock of the Company in the aggregate face amount of $2.6 million. Certain of the shares of Golden State Vintners were sold to the Company by Mr. O'Neill and an affiliated entity.

    The execution of the Stock Purchase Agreement occurred substantially contemporaneously with the closing of the refinancing of Golden State Vintners' then-existing indebtedness. Pursuant to a Securities Purchase Agreement dated April 21, 1995 (the "Hancock SPA"), the John Hancock Mutual Life Insurance Company ("John Hancock") purchased for an aggregate consideration of $45 million
(1) senior secured first mortgage notes of Golden State Vintners with an aggregate principal face amount of $35.0 million and (2) 100,000 shares of the Company's 12% Senior Redeemable Exchangeable Preferred Stock ("Senior Preferred Stock") and 1,200,829 shares of the Company's previously outstanding Class E Common Stock for an aggregate consideration of $10.0 million. The Company guaranteed the obligations of Golden State Vintners to John Hancock under the Hancock SPA.

GRAPE GROUP TRANSACTION

    In May 1995, the Company acquired the Lost Hills Vineyard, 1,750 acres of wine grape vineyards located in Kern County, from the Grape Group, Inc. (the "Grape Group") for a purchase price of approximately $4.6 million, payable via the assumption of approximately $2.9 million of debt and the delivery of a non-interest bearing promissory note in the principal amount of $1.7 million. Mr. O'Neill owned 100% of the Grape Group at the time of the transaction. The Company believes that the purchase of the Lost Hills Vineyard from the Grape Group was negotiated at arms' length and that the Company paid a price equal to the fair market value of such property.

SE VINEYARDS

    The Company historically purchased grapes from SE Vineyards, a 300 acre vineyard located in Kern County. Each of Messrs. Mullin and O'Neill owned 33.33% of SE Vineyards until October 1996. For the Company's 1995, 1996 and 1997 fiscal years, the Company purchased approximately $275,000, $400,000 and $1.4 million of such grapes, respectively. The Company believes such grape purchases were at competitive market prices negotiated at arms' length.

GSAC RECAPITALIZATION

    In October 1996, the Company entered into a series of transactions to effect the recapitalization of its capital structure (the "1996 Recapitalization"). Pursuant to a Securities Purchase Agreement dated as of August 22, 1996, the Company acquired from certain stockholders 1,885,000 shares of Old Class A Stock and 985,156 shares of Old Class B Stock, at a price of $2.50 per share, for an aggregate purchase price of approximately $7.2 million. Of the entities selling stock to the Company, the following 5% Stockholders are associated with Mr. Fox:

NAME                                                         SHARES OF OLD CLASS B STOCK SOLD
----------------------------------------------------------  ----------------------------------
EE Partners...............................................                 818,438
EV Lenders................................................                 166,718

    As part of the 1996 Recapitalization, the Company redeemed 345,875 shares of Junior Preferred Stock for an aggregate purchase price of approximately $1.7 million. Certain of these shares were held by Mr. O'Neill and by the following entity associated with Mr. O'Neill and with a member of Mr. O'Neill's immediate family:

                                                             SHARES OF JUNIOR PREFERRED STOCK
NAME                                                                       SOLD
----------------------------------------------------------  ----------------------------------
Jeffrey B. O'Neill........................................                  42,793
Mid-State Horticultural Company...........................                  70,892

    Pursuant to a Stock Purchase Agreement dated October 10, 1996, the Company sold an aggregate of 2,776,170 shares of Old Class B Stock at $2.50 per share, for an aggregate purchase price of approximately

$6.9 million. These shares were sold to Mr. O'Neill and to the following 5% Stockholder associated with Messrs. Forrest, Brown, Binkley and Wolter:

NAME                                                         SHARES OF OLD CLASS B STOCK SOLD
----------------------------------------------------------  ----------------------------------
Jeffrey B. O'Neill........................................                  599,171
SBIC Partners.............................................                2,176,998

OTHER TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

    As compensation for certain investment banking services provided with respect to the 1996 Recapitalization and certain related credit matters, the Company paid approximately $400,000 in fees to Exeter Venture Management Corporation ("EV Management"), which is an affiliate of a 5% Stockholder and associated with Mr. Fox. The Company paid EV Management $375,000 in fees in February 1997 as consideration for certain investment banking services.

    In October 1996, the Company agreed to pay an annual fee of $125,000 to Forrest Binkley & Brown Partners L.P., an affiliate of SBIC Partners, a 5% Stockholder, and of Messrs. Forrest, Brown, Binkley and Wolter, as compensation for management services to be provided with respect to the Company's operations.

    In December 1996, the Compensation Committee of the Board of Directors granted to Mr. O'Neill options to purchase an aggregate of 670,433 shares of the Company's Old Class B Stock. The options are exercisable for up to 167,608 shares at a price of $3.62 per share up to an additional 167,608 shares at a price of $4.31 per share, up to an additional 167,608 shares at a price of $5.17 per share, and up to an additional 167,609 shares at a price of $6.03 per share. The options vest in four equal annual installments commencing October 10, 1997, though vesting on certain of these options has been accelerated, as further described below.

    In connection with the Golden State Vintners Acquisition, the Board of Directors granted to Mr. O'Neill stock appreciation rights with respect to 145,000 shares of Old Class B Stock at a base price of $.003 per stock appreciation right and 504,347 shares of Old Class B Stock, at a base price of $1.72 per stock appreciation right. In November 1995, the Board of Directors granted Mr. Thompson stock appreciation rights with respect to 145,000 shares of Old Class B Stock at a base price of $2.59 per stock appreciation right. Effective as of December 31, 1997, the Company and Messrs. O'Neill and Thompson agreed to terminate such stock appreciation rights in exchange for certain compensation and the grant of non-qualified stock options. Pursuant to such agreement, Messrs. O'Neill and Thompson were entitled to receive $6.97 million and $1.38 million, respectively. In connection with the issuance of the Replacement Incentives, Messrs. O'Neill and Thompson received their respective portions of the Executive Cash Payments, as well as their respective Executive Promissory Notes. Messrs. O'Neill and Thompson also received options to purchase 649,347 and 145,000 shares of Class B Common Stock, respectively. The stock options were fully-vested on the date of grant and are exercisable at $12.07 per share of Common Stock. Further, in connection with the issuance of the Replacement Incentives, (1) the Company accelerated the vesting of 139,991 options to purchase shares of Class A Common Stock held by Mr. O'Neill, (2) Mr. O'Neill used his Executive Cash Payment to immediately exercise options with respect to an aggregate of 307,600 shares of Class A Common Stock and to pay certain income tax amounts arising from such exercises and (3) Mr. Thompson used his Executive Cash Payment to exercise options with respect 29,617 shares of Class B Common Stock.

    In April 1998, SBIC Partners and Exeter agreed to certain co-sale rights and rights of first refusal and Mr. O'Neill agreed not to seek to participate in the next registered sale of Class B Common Stock by SBIC Partners and Exeter, if any.

    In April 1998, in connection with its participation in the Company's initial public offering, John Hancock agreed to waive all prepayment penalties due with respect to the Company's repurchase of the shares of Senior Preferred Stock held by John Hancock.

    The Company's directors, other than Messrs. O'Neill and Forrest, have been granted nonqualified stock options under the Director Plan. See
"Management--Stock Option Plans--Director Plan".

    The Company has entered into indemnification agreements with each of its directors and executive officers. The agreements require the Company to indemnify such individuals for certain liabilities to which they may be subject as a result of their affiliation with the Company, to the fullest extent permitted by Delaware Law.

    The Company believes that the foregoing transactions were in its best interests and on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

       (1)   Index to Consolidated Financial Statements:

                                                                                               PAGE
                                                                                               -----
Independent Auditors' Report..............................................................          45

Consolidated Balance Sheets as of June 30, 1997 and 1998..................................          46

Consolidated Statements of Operations for the Three Years in the Period Ended June 30,
  1998....................................................................................          47

Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended
  June 30, 1998...........................................................................          48

Consolidated Statements of Cash Flows for the Three Years in the Period Ended
  June 30, 1998...........................................................................          49

Notes to Consolidated Financial Statements................................................          50

       (2)   Index to Financial Statement Schedules:
             Independent Auditors' Report on Supplementary Financial Schedule
             Schedule II--Valuation and Qualifying Accounts

       (3)(a) Exhibits:

    (b) Reports on Form 8-K:

       None

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
-----------------------------------------------------------------------------------
    2.1+ Stock Purchase Agreement dated as of April 27, 1995 by and among the
         Registrant, Golden State Vintners and certain shareholders of Golden State
         Vintners.

    2.2+ Preferred Stock Exchange Agreement dated as of April 27, 1995 among the
         Registrant and the parties signatory thereto.

    2.3+ Agreement for Purchase and Sale of Reedley Facility dated March 15, 1995 between the Registrant and Heublein, Inc.

    2.4+ Vineyard Purchase Agreement dated May 16, 1995 between the Registrant and
         The Grape Group, Inc.

    2.5+ Asset Purchase Agreement of Soledad Facility dated September 4, 1996 between the Registrant and Vintners International Company, Inc., as amended.

    2.6+ Common Stock Subscription Agreement dated as of April 27, 1995 among the
         Registrant and each of the signatories thereto.

    2.7+ Purchase Agreement dated as of March 10, 1997 among the Registrant,
         William D. Reid and Johnye B. Reid.

    3.1+ Intentionally omitted.

    3.2+ Amended and Restated Certificate of Incorporation of the Registrant.

    3.3+ Bylaws of the Registrant.

    3.4+ Certificate of Designations of the 12% Senior Redeemable Preferred Stock of the Registrant, as amended and currently in effect.

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
-----------------------------------------------------------------------------------
    3.5+ Certificate of Powers, Designations, Preferences and Relative,
         Participating, Optional and Other Special Rights of Junior Exchangeable
         Preferred Stock and Qualifications, Limitations and Restrictions Thereof
         of the Registrant, as amended and currently in effect.

    4.1+ Form of Class B Common Stock Certificate of the Registrant.

    4.2+ Registration Rights Agreement dated as of April 27, 1995 by and among the Registrant and certain holders of the Registrant's Common Stock.

    4.3+ Registration Rights Agreement dated October 10, 1996 by and among the
         Registrant and certain holders of the Registrant's Common Stock.

    4.4+ Amended and Restated Stockholders Agreement dated as of October 10, 1996 by and among the Registrant and certain holders of the Registrant's capital stock.

   10.1+ 1996 Stock Option Plan ("1996 Stock Plan") of the Registrant.

   10.2+ Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

   10.3+ Form of Nonqualified Stock Option Agreement under the 1996 Stock Plan.

   10.4+ Form of Indemnity Agreement between the Registrant and its officers and directors.

   10.5+ Employment Agreement dated as of April 27, 1995 between the Registrant and
         Jeffrey B. O'Neill.

   10.6+ Securities Purchase Agreement dated April 21, 1995 among the Registrant,
         Golden State Vintners and John Hancock Mutual Life Insurance Company
         ("John Hancock"), as amended.

   10.7+ First Mortgage Note Due April 1, 2005 issued by Golden State Vintners in favor of John Hancock in the principal amount of $35,000,000.00.

   10.8+ Continuing Corporate Guaranty dated April 27, 1995 entered into by the
         Registrant in favor of John Hancock.

   10.9+ Security Agreement dated as of April 21, 1995 entered into by Golden State
         Vintners in favor of John Hancock.

   10.10+ Intercreditor Agreement dated as of April 21, 1995 among Golden State
         Vintners, John Hancock and Sanwa Bank California ("Sanwa"), as amended.

   10.11+ Demand Promissory Note dated April 27, 1995 issued by the Registrant in favor of Golden State Vintners in the principal amount of $1,300,000.00.

   10.12 Intentionally omitted.

   10.13+ Accounts Receivable Credit Agreement dated as of April 21, 1998 between
         Sanwa and the Registrant.

   10.14+ Continuing Guaranty dated as of April 21, 1998 between the Registrant and
         Sanwa.

   10.15+ Term Loan Agreement dated as of May 1, 1995 between the Registrant and
         Sanwa, as amended.

   10.16+ Term Loan Agreement dated as of December 18, 1996 between the Registrant and Sanwa, as amended.

   10.17+ Sublease and Consent among the Registrant, Richard C. McKenzie and 100 Sir
         Francis Drake Boulevard, Inc.

   10.18+ Promissory Note dated May 5, 1995 between the Registrant and Heublein,
         Inc.

   10.19+ Securities Purchase Agreement dated as of August 22, 1996 among the
         Registrant and the parties signatory thereto.

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
-----------------------------------------------------------------------------------
   10.20+ Stock Purchase Agreement dated as of October 10, 1996 among the
         Registrant, SBIC Partners, L.P. and Jeffrey B. O'Neill, together with
         Supplemental Signature Page thereto dated November 26, 1996 executed by
         R&M Partners/GSV, G.P., Victor Palmieri and Peter Mullin.

   10.21+ Letter Agreement dated October 9, 1996 between the Registrant and Exeter
         Venture Management Corporation.

   10.22+ Management Agreement dated May 31, 1997 between the Registrant and Forrest
         Binkley & Brown Partners L.P.

   10.23+ 1998 Director Stock Option Plan (the "Director Plan").

   10.24+ Stock Option Agreement dated as of December 31, 1997 between the
         Registrant and Jeffrey B. O'Neill.

   10.25+ Stock Option Agreement dated as of December 31, 1997 between the
         Registrant and Brian R. Thompson.

   10.26+ Employment Agreement dated as of January 1, 1998 between the Registrant and Jeffrey B. O'Neil.

   10.27+ Promissory Note issued by the Registrant in favor of Cottonwood Vineyard in the principal amount of $452,791.17.

   10.28+ Promissory Note issued by the Registrant in favor of Vintners
         International Company, Inc.

   10.29+ Form of Stock Option Agreement under the Director Plan.

   10.30+ Promissory Note dated September 30, 1986 between the Registrant, as assignee of original maker, The Grape Group and The Prudential Insurance
         Company of America.

   10.31+ Loan Note dated January 17, 1990 between the Registrant, as assignee of original makers, William E. Reid and Johnye B. Reid, and Sumitomo Bank of
         California.

   10.32+ Promissory Note dated June 15, 1995 between the Registrant, as assignee of original makers, William E. Reid and Johnye B. Reid, and Sumitomo Bank of
         California.

   10.33+ Promissory Note dated January 1, 1998 between the Registrant and Jeffrey
         B. O'Neill.

   10.34+ Promissory Note dated January 1, 1998 between the Registrant and Brian R.
         Thompson.

   21.1+ Subsidiaries of the Registrant.

   24.1  Power of Attorney (included on page 44).

   27.1  Financial Data Schedule.

------------------------

+ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Golden State Vintners, Inc.

    We have audited the accompanying consolidated balance sheets of Golden State Vintners, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Fresno, California
August 21, 1998
(September 25, 1998 as to the last sentence of the third paragraph of Note 5)

                          GOLDEN STATE VINTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1998
                                                                                      -------------  -------------
ASSETS
CURRENT ASSETS:
    Cash and equivalents............................................................  $   1,218,525  $      39,828
    Trade receivables...............................................................      5,640,252      7,585,639
    Inventories.....................................................................     23,424,008     30,684,769
    Refundable income taxes.........................................................       --            4,657,987
    Deferred income taxes...........................................................        219,154        566,183
    Refundable deposits and prepaid expenses........................................        869,996      1,359,435
                                                                                      -------------  -------------
      Total current assets..........................................................     31,371,935     44,893,841
PROPERTY, PLANT AND EQUIPMENT -- Net................................................     70,193,214     77,640,568
NOTE RECEIVABLE.....................................................................       --            1,722,322
DEFERRED FINANCING COSTS AND OTHER ASSETS...........................................        546,186        462,249
                                                                                      -------------  -------------
TOTAL ASSETS........................................................................  $ 102,111,335  $ 124,718,980
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit...............................................................  $  12,800,000  $  18,200,000
  Cash overdraft....................................................................       --              801,495
  Accounts payable..................................................................      2,526,870      3,919,595
  Payable to growers................................................................      1,063,049        923,686
  Payroll and related liabilities...................................................      1,391,004      6,352,262
  Other accrued liabilities.........................................................        282,869      1,403,870
  Income taxes payable..............................................................        547,612       --
  Current portion of long-term debt.................................................      2,773,984      3,520,049
  Accrued interest..................................................................        600,486      1,127,022
                                                                                      -------------  -------------
    Total current liabilities.......................................................     21,985,874     36,247,979
LONG-TERM DEBT......................................................................     49,780,591     51,917,664
DEFERRED INCOME TAXES...............................................................      6,968,737      9,467,014
DEFERRED COMPENSATION...............................................................      1,989,112       --
REDEEMABLE PREFERRED STOCK..........................................................      8,813,415      8,950,501
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11).....................................
STOCKHOLDERS' EQUITY:...............................................................
  Common stock:
    Class B common stock; 5,561,012 issued and outstanding at June 30, 1997 and
      5,868,612 at June 30, 1998....................................................         19,176         20,237
    Class E common stock; 1,200,829 shares issued and outstanding...................          4,141          4,141
    Class K common stock; 99,860 shares issued and outstanding at June 30, 1997 and
      129,477 at June 30, 1998......................................................            344            446
  Additional paid-in capital........................................................      8,844,136     11,492,808
  Retained earnings.................................................................      3,705,809      6,618,190
                                                                                      -------------  -------------
      Total stockholders' equity....................................................     12,573,606     18,135,822
                                                                                      -------------  -------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY..............  $ 102,111,335  $ 124,718,980
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED JUNE 30,
                                                                     --------------------------------------------
                                                                         1996           1997            1998
                                                                     -------------  -------------  --------------
REVENUES, net:
  Bulk wine........................................................  $  33,816,249  $  50,227,982  $   58,928,186
  Wine grapes......................................................     15,183,028     18,585,126      22,817,043
  Case goods.......................................................     11,335,407     15,829,183      19,941,205
  Brandy and spirits...............................................     11,420,661     11,142,534      10,307,735
                                                                     -------------  -------------  --------------
    Total revenues.................................................     71,755,345     95,784,825     111,994,169
COST OF SALES......................................................     58,468,362     71,661,816      83,684,275
                                                                     -------------  -------------  --------------
GROSS PROFIT.......................................................     13,286,983     24,123,009      28,309,894
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................      5,042,425      7,408,179      14,450,949
                                                                     -------------  -------------  --------------
INCOME FROM OPERATIONS.............................................      8,244,558     16,714,830      13,858,945
INTEREST EXPENSE...................................................     (5,343,637)    (5,879,945)     (6,867,209)
OTHER EXPENSE, net.................................................       (394,370)      (676,701)       (356,113)
                                                                     -------------  -------------  --------------
INCOME BEFORE INCOME TAXES.........................................      2,506,551     10,158,184       6,635,623
INCOME TAXES.......................................................        583,000      3,988,000       2,452,000
                                                                     -------------  -------------  --------------
NET INCOME.........................................................      1,923,551      6,170,184       4,183,623
REDEEMABLE PREFERRED STOCK DIVIDENDS...............................     (1,289,962)    (1,314,218)     (1,271,242)
REDEMPTION OF JUNIOR PREFERRED STOCK...............................       --             (404,682)       --
                                                                     -------------  -------------  --------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS............................  $     633,589  $   4,451,284  $    2,912,381
                                                                     -------------  -------------  --------------
EARNINGS PER SHARE:
  BASIC............................................................  $         .09  $         .65  $         0.42
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  DILUTED..........................................................  $         .09  $         .65  $         0.41
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC............................................................      6,855,829      6,860,237       6,917,904
                                                                     -------------  -------------  --------------
  DILUTED..........................................................      6,855,829      6,860,237       7,325,324
                                                                     -------------  -------------  --------------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK                    ADDITIONAL      RETAINED
                        ---------------------------------------------     PAID-IN       EARNINGS
                         CLASS A    CLASS B    CLASS E     CLASS K        CAPITAL       (DEFICIT)        TOTAL
                        ---------  ---------  ---------  ------------  -------------  -------------  -------------
BALANCE, JUNE 30,
 1995.................  $   6,500  $  13,000  $   4,141  $    --       $  11,796,754  $  (1,783,745) $  10,036,650
  Dividends paid on
    redeemable
    preferred stock...     --         --         --           --            --           (1,289,963)    (1,289,963)
  Net income..........     --         --         --           --            --            1,923,551      1,923,551
                        ---------  ---------  ---------  ------------  -------------  -------------  -------------
BALANCE, JUNE 30,
 1996.................      6,500     13,000      4,141       --          11,796,754     (1,150,157)    10,670,238
  Repurchase of common
    stock.............     (6,500)    (3,397)    --           --          (9,738,013)      --           (9,747,910)
  Issuance of common
    stock.............     --          9,573     --               344      7,190,077       --            7,199,994
  Redemption of Junior
    Preferred Stock...     --         --         --           --            (404,682)      --             (404,682)
  Dividends paid on
    redeemable
    preferred stock...     --         --         --           --            --           (1,314,218)    (1,314,218)
  Net income..........     --         --         --           --            --            6,170,184      6,170,184
                        ---------  ---------  ---------  ------------  -------------  -------------  -------------
BALANCE, JUNE 30,
 1997.................     --         19,176      4,141           344      8,844,136      3,705,809     12,573,606
  Stock option
    exercise..........     --          1,061     --               102      1,860,140       --            1,861,303
  Tax benefit of stock
    option exercise...     --         --         --           --             788,532       --              788,532
  Dividends paid on
    redeemable
    preferred stock...     --         --         --           --            --           (1,271,242)    (1,271,242)
  Net income..........     --         --         --           --            --            4,183,623      4,183,623
                        ---------  ---------  ---------  ------------  -------------  -------------  -------------
BALANCE, JUNE 30,
 1998.................  $  --      $  20,237  $   4,141  $        446  $  11,492,808  $   6,618,190  $  18,135,822
                        ---------  ---------  ---------  ------------  -------------  -------------  -------------
                        ---------  ---------  ---------  ------------  -------------  -------------  -------------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED JUNE 30,
                                                                           -------------------------------------
                                                                              1996         1997         1998
                                                                           -----------  -----------  -----------
OPERATING ACTIVITIES:
  Net income.............................................................  $ 1,923,551  $ 6,170,184  $ 4,183,623
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................    3,319,119    4,206,932    4,144,814
    Provision for doubtful accounts......................................      166,000       43,000       90,000
    Loss on disposal of assets...........................................      583,885       25,629       45,463
    Deferred income taxes................................................      172,476       10,319    2,151,248
    Changes in operating assets and liabilities, net of effects of dissolution of GSVI Partnership:
      Trade receivables..................................................   (4,571,082)   1,803,692   (3,042,528)
      Inventories........................................................   (3,892,132)  (5,198,884)  (8,436,654)
      Prepaid expenses...................................................     (150,065)    (216,586)  (1,210,992)
      Accounts payable...................................................    2,868,362   (3,039,970)   2,053,866
      Payable to growers.................................................      693,674      126,942     (139,363)
      Accrued interest...................................................      204,232      (32,162)     526,536
      Payroll and related liabilities....................................      519,755      632,724    4,961,258
      Deferred compensation..............................................      650,606    1,338,506   (1,989,112)
      Other accrued liabilities..........................................      185,632       (1,769)   1,474,228
      Income taxes payable...............................................      --           547,612   (4,417,067)
                                                                           -----------  -----------  -----------
      Net cash provided by operating activities..........................    2,674,013    6,416,169      395,320
                                                                           -----------  -----------  -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.............................   (3,535,887)  (4,777,797)  (5,537,312)
  Partnership dissolution................................................      --           --           (97,576)
  Refund (payment) of deposits...........................................     (117,000)     727,000      142,000
                                                                           -----------  -----------  -----------
    Net cash used in investing activities................................   (3,652,887)  (4,050,797)  (5,492,888)
                                                                           -----------  -----------  -----------
FINANCING ACTIVITIES:
  Borrowings on line of credit...........................................   25,102,910   24,708,097   61,800,000
  Payments on line of credit.............................................  (19,602,910) (20,908,097) (56,400,000)
  Cash overdraft increase (decrease).....................................     (410,557)     --           801,495
  Borrowings on long-term debt...........................................      --         2,568,922      --
  Payments on long-term debt.............................................   (1,765,407)  (3,022,213)  (2,862,685)
  Payment of financing costs.............................................      (40,284)    (114,208)     (10,000)
  Proceeds from stock option exercises...................................      --           --         1,861,303
  Payment of dividends on redeemable preferred stock.....................   (1,289,963)  (1,314,218)  (1,271,242)
  Issuance of capital stock..............................................      --         7,199,994      --
  Repurchase of common stock.............................................      --        (9,747,910)     --
  Redemption of preferred stock..........................................      --        (1,729,375)     --
                                                                           -----------  -----------  -----------
    Net cash provided by (used in) financing activities..................    1,993,789   (2,359,008)   3,918,871
                                                                           -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................    1,014,915        6,364   (1,178,697)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD................................      197,246    1,212,161    1,218,525
                                                                           -----------  -----------  -----------
CASH AND EQUIVALENTS, END OF PERIOD......................................  $ 1,212,161  $ 1,218,525  $    39,828
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS

    Golden State Vintners, Inc. (the "Company"), formerly Golden State Acquisition Corp., a Delaware corporation, was formed on April 26, 1995 for the purpose of acquiring and holding for investment all of the outstanding capital stock of Golden State Vintners ("GSV"), a California corporation. Such acquisition occurred on April 27, 1995.

    The Company processes and bottles wine, brandy and juice for sale, primarily in bulk, to other wineries and processors located principally in California. The Company experiences seasonal fluctuations in its revenues. Due to the inherent seasonality of its grape harvesting and crushing operations, the Company generally reports its highest revenues and net income in its first and second fiscal quarters.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the Company, its wholly owned subsidiary, GSV, and as of June 30, 1997 an 80% owned partnership, GSV International Trading Company (GSVI). All significant intercompany transactions and accounts have been eliminated. During June 1998, the Company dissolved its partnership interest and received a note for $1,722,322 in exchange for its investment in GSVI, cash advances and related interest. The note requires monthly interest payments from 11% to 15% until June 30, 2001, at which time principal is due in full. The note is secured by tangible and personal property.

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amounts recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company, note receivable and other long-term financing at June 30, 1998 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments. It is not practicable to estimate the fair value of the redeemable preferred stock because it is not traded in the open market and hence its value is not readily determinable.

    CASH EQUIVALENTS

    For purposes of reporting cash flows, the Company considers cash equivalents to include all short-term investments with an original maturity of three months or less.

    TRADE RECEIVABLES

    Substantially all accounts receivable are due from major wineries and wine distributors located principally in California. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its sales. Trade and other receivables at June 30,

                          GOLDEN STATE VINTNERS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1997 and 1998 are net of an allowance for doubtful accounts of approximately $100,000 and $176,000, respectively.

    INVENTORIES

    The Company changed its method of costing wine inventories effective July 1, 1995 from the first-in, first-out ("FIFO") method, to the last-in, first-out ("LIFO") method. The Company also changed to the LIFO method for brandy inventory effective July 1, 1996. Management believes that the LIFO method matches current costs with current revenues and more clearly reflects the Company's results of operations. Inventories at June 30, 1997 and 1998 would have been higher by $1,694,299 (including $519,997 for brandy inventories) and $1,928,275 (including $866,774 for brandy inventories), respectively, had the Company used FIFO cost rather than LIFO cost for valuation of its inventories. The cumulative effect of these changes to the LIFO method on the operating results as of the beginning of 1996 and 1997 and the pro forma effects on the operating results of prior years have not been presented as the effects are not readily determinable. Juice is stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of FIFO cost or market. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

Land Improvements....................................       30 years
Vineyards............................................       20 years
Buildings............................................  7 to 48 years
                                                            10 to 30
Cooperage............................................          years
Equipment............................................  7 to 20 years

    Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. Maintenance and repairs are charged to operating costs as incurred. The cost of betterments is capitalized. Gains or losses on the disposition of assets are included in income. Amortization of assets held under capital leases is included in depreciation expense.

    In the year ended June 30, 1997, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard requires impairment losses to be recorded on long-lived assets and certain intangible assets when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of this standard had no impact on the Company's financial statements.

    DEFERRED FINANCING COSTS

    Financing costs incurred to obtain new financing are deferred and amortized over the term of the related loan. At June 30, 1997 and 1998, such costs were $546,186 and $454,249, respectively, which were net of accumulated amortization of $316,138 and $408,075, respectively.

                          GOLDEN STATE VINTNERS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return of the product. In certain cases the contract requirements may specify that the Company store such product after it has been sold and may require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery to the customer. Wine processing and storage fees are recognized as those services are provided. At June 30, 1997 and 1998 revenues relating to product owned by others but held by the Company were approximately $27,646,000 and $38,210,000, respectively.

    MAJOR CUSTOMERS

    Wine grape sales are primarily to one customer that accounted for approximately 15% and 17% of revenues in the years ended June 30, 1997 and 1998, respectively. A significant portion of the Company's wine grape sales contracts with this customer expires in 1998 such that revenues from sales of wine grapes to such customer after 1998 will not be significant. The Company plans to use the remaining wine grape tonnage for the production of bulk wine or cased goods.

    The Company's brandy sales are primarily to one customer. Such sales, together with bulk wine and case goods sales to such customer, accounted for approximately 16% and 13% of revenues in the years ended June 30, 1997 and 1998, respectively.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), and provides deferred income taxes for the differences between the tax bases of assets and liabilities and their related financial statement amounts using current income tax rates.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and recognizes compensation expense for certain stock-based awards granted to employees as required by APB 25. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), became effective in fiscal year 1997 and requires disclosure of certain pro forma information as if the Company adopted the fair value method of accounting for stock-based compensation prescribed by FAS 123 (see Note 8).

    EARNINGS (LOSS) PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, entities with complex capital structures are required to provide disclosure of diluted EPS. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders adjusted for the effects of preferred stock dividends, interest on

                          GOLDEN STATE VINTNERS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) convertible debt, and other changes in income or loss resulting from the presumed conversion of potential common shares, if any, by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    Basic and fully diluted earnings per share ("EPS") are determined as follows:

                                                                                   YEAR ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
BASIC EPS COMPUTATION
Numerator:
  Net income (loss)..................................................  $   1,923,551  $   6,170,184  $   4,183,623
  Less: Redeemable preferred stock dividends.........................     (1,289,962)    (1,314,218)    (1,271,242)
       Redemption of Junior Preferred Stock..........................       --             (404,682)      --
                                                                       -------------  -------------  -------------
  Income (loss) available to common stockholders.....................  $     633,589  $   4,451,284  $   2,912,381
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Denominator:
  Weighted average common shares.....................................      6,855,829      6,860,237      6,917,904
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Basic EPS............................................................  $         .09  $         .65  $         .42
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
DILUTED EPS COMPUTATION
Numerator:
  Income available to common stockholders............................  $     633,589  $   4,451,284  $   2,912,381
  Add: Junior Preferred Stock dividends..............................       --             --               71,242
                                                                       -------------  -------------  -------------
  Income available to common stockholders and assumed conversions....  $     633,589  $   4,451,284  $   2,983,623
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Denominator:
  Weighted average common shares outstanding.........................      6,855,829      6,860,237      6,917,904
  Junior Preferred Stock.............................................       --             --              130,343
  Stock options......................................................       --             --              277,077
                                                                       -------------  -------------  -------------
  Adjusted weighted average common shares............................      6,855,829      6,860,237      7,325,324
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Diluted EPS..........................................................  $         .09  $         .65  $         .41
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    Options to purchase 800,933 and 860,007 shares of common stock at various prices per share were outstanding at June 30, 1997 and 1998, respectively, but were not included in diluted EPS computations because the exercise prices were greater than the estimated fair values of the common shares for the period then ended.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "Board') adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. In June 1997, the Board also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise or Related Information," which

                          GOLDEN STATE VINTNERS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. These statements are effective for the Company's fiscal year beginning July 1, 1998.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the presentations adopted for 1998.

3.  INVENTORIES

    Inventories consist of the following:

                                                                           JUNE 30,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Bulk wine......................................................  $  12,033,151  $  15,730,294
Cased and bottled wine.........................................        964,418      3,822,811
Brandy.........................................................      1,198,129      2,428,910
Juice, supplies and other......................................      2,849,394      1,174,283
Unharvested crop costs.........................................      6,378,916      7,528,471
                                                                 -------------  -------------
  Total........................................................  $  23,424,008  $  30,684,769
                                                                 -------------  -------------
                                                                 -------------  -------------

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                           JUNE 30,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Land and improvements..........................................  $  11,657,660  $  12,381,200
Vineyards......................................................     26,167,912     26,442,289
Buildings......................................................     10,008,507     11,097,317
Cooperage......................................................     14,188,452     14,857,968
Equipment......................................................     11,840,733     15,125,231
Construction in progress.......................................      3,778,531      9,355,832
                                                                 -------------  -------------
  Total........................................................     77,641,795     89,259,837
Less accumulated depreciation and amortization.................      7,448,581     11,619,269
                                                                 -------------  -------------
Property, plant and equipment--net.............................  $  70,193,214  $  77,640,568
                                                                 -------------  -------------
                                                                 -------------  -------------

    In December 1996, the Company purchased a wine processing facility, including land, buildings, improvements, equipment and related personal property, located near Soledad, California, for total consideration of approximately $4,500,000. The Company financed approximately $3,800,000 and $500,000 in two new debt agreements with a bank and the previous owner, respectively.

    In May 1997, the Company purchased a wine warehouse located near the Company's Napa processing facility. The purchase price approximated $2,200,000 which included land, building, improvements and personal property. In connection with this acquisition, GSV assumed two existing notes of $1,994,000 and $62,000.

                          GOLDEN STATE VINTNERS, INC.

5.  BANK LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a revolving bank line of credit which provides for borrowings of up to $22,500,000 with variable interest based on interest rate options elected by the Company (7.46% and 7.47% at June 30, 1997 and 1998, respectively). Borrowings on the line were $12,800,000 and $18,200,000 at June 30, 1997 and 1998, respectively. Unused availability under the line of credit was $4,300,000 at June 30, 1998. The line of credit expires in March 1999.

    Long-term debt is as follows:

                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
Insurance company Senior Secured First Mortgage Notes,
  principal and interest (9.69% through April 2000 and at
  2.75% above the short-term U.S. Treasury Note rate
  thereafter) payable $370,000 monthly, balance of
  $18,845,000 due April 1, 2005....................................................  $  33,020,446  $  31,729,780
Bank term loan at variable market interest rate options elected by the Company (7.88% at June 30, 1998), interest payable
  monthly, annual principal payments of $325,000 in 1996 and
  1997 and $413,000 thereafter, balance of $2,983,000
  due on March 5, 2005.............................................................      5,875,000      5,462,000
Bank term loan at variable interest rate options elected
  by the Company (7.88% at June 30, 1998), interest payable
  monthly, annual principal payments of $560,000, balance
  of $1,680,000 due on March 5, 2005...............................................      5,600,000      5,040,000
Insurance company note payable, interest at 11.6% payable
  annually, annual principal payments of $200,000, balance of
  $1,724,000 due on October 1, 2002................................................      2,724,156      2,524,156
Bank term loan, interest payable monthly at 8.19%, principal and interest payable $19,790 monthly, balance of $1,926,000
  due January 15, 2000.............................................................      1,992,521      1,960,119
Unsecured loan due to related party, non-interest bearing,
  discounted (at 10%) to present value, payable based on
  excess cash flows (as defined)...................................................        828,750        850,568
Note payable, interest at 10%, payable semi-annually, principal
  due May 5, 2000..................................................................        500,000        500,000
Note payable, interest at 8% payable annually, principal due
  December 20, 1998................................................................        500,000        500,000
Capital lease obligations and other loans, interest principally at 8%..............      1,513,702      6,871,090
                                                                                     -------------  -------------
  Total............................................................................     52,554,575     55,437,713
Less current portion...............................................................     (2,773,984)    (3,520,049)
                                                                                     -------------  -------------
Long-term portion..................................................................  $  49,780,591  $  51,917,664
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                          GOLDEN STATE VINTNERS, INC.

5.  BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)
    Substantially all of the Company's assets are pledged as collateral for revolving bank loans and long-term debt. The insurance company loan agreement, as amended, and bank credit agreements include various financial covenants which, among other things, require that the Company maintain certain specified financial ratios and restrict the amount of capital expenditures, additional indebtedness and certain investments. Further, dividends may not be declared and paid without prior approval. The Company was not in compliance with the additional indebtedness and the capital expenditures limitations of its bank credit agreements as of June 30, 1998, but a waiver until June 30, 1999 was subsequently obtained on September 25, 1998.

    During 1998, the Company entered into a master leasing agreement with a bank to finance the purchase of cooperage and processing equipment. The lease is collateralized by the purchased property and will ultimately require monthly principal and interest payments. As of June 30, 1998, the amount of purchases financed totaled $4,442,217 although the cooperage project was still in progress. The leasing agreement allows the Company to finance up to $11 million, and the purchases are expected to be completed during 1999, at which time the lease payments and terms will be finalized. Management estimates its fiscal 1999 lease payments will be approximately $1.1 million.

    Under the terms of the insurance company Securities Purchase Agreement (the "Agreement") dated April 21, 1995, the Company may, at its option, prepay the outstanding Senior Secured First Mortgage Notes (the "Notes") in whole or in part, after April 1, 1998 at a price equal to the aggregate principal amount of the Notes being redeemed plus accrued interest thereon to the date of redemption, plus a premium equal to the net present value of the excess of the originally scheduled principal and related interest payments through the original maturity date over the corresponding payments that would have been made using the U.S. Treasury Notes rate (or the U.S. Treasury Note rate plus .75% if redemption occurs after April 21, 2000), discounted at the U.S. Treasury Note rate plus .75%. Prepayment of all outstanding Notes and accrued interest thereon is required on the occurrence of certain events, as defined in the Agreement.

    Scheduled annual maturities of long-term debt, including capital leases, as of June 30, 1998 are as follows:

1999...................................................  $3,520,049
2000...................................................   5,599,824
2001...................................................   3,162,429
2002...................................................   3,351,627
2003...................................................   5,669,727
Thereafter.............................................  29,691,840
                                                         ----------
                                                         50,995,496
Capital leases (project in progress--terms not
  finalized)...........................................   4,442,217
                                                         ----------
    Total..............................................  $55,437,713
                                                         ----------
                                                         ----------

                          GOLDEN STATE VINTNERS, INC.

6.  INCOME TAXES

    The components of income tax expense are as follows:

                                                                 YEAR ENDED JUNE 30,
                                                       ---------------------------------------
                                                          1996          1997          1998
                                                       -----------  ------------  ------------
Current:
  Federal............................................  $   113,736  $  3,114,991  $     96,358
  State..............................................      296,788       862,690       204,394
                                                       -----------  ------------  ------------
                                                           410,524     3,977,681       300,752
Deferred:
  Federal............................................      347,074       126,599     2,090,420
  State..............................................     (174,598)     (116,280)       60,828
                                                       -----------  ------------  ------------
                                                           172,476        10,319     2,151,248
                                                       -----------  ------------  ------------
                                                       $   583,000  $  3,988,000  $  2,452,000
                                                       -----------  ------------  ------------
                                                       -----------  ------------  ------------

    During the year ended June 30, 1998, the Company recognized certain tax benefits related to stock option exercises and net operating loss carryforwards in the amount of $788,532 and $481,217, respectively. These benefits were both recorded as a decrease to income taxes payable and an increase in paid-in-capital and decrease in deferred tax assets, respectively.

    The Company's income tax provision differs from the amount determined by applying the statutory federal income tax rate, due to the following:

                                                                  YEAR ENDED JUNE 30,
                                                        ----------------------------------------
                                                            1996          1997          1998
                                                        ------------  ------------  ------------
Federal statutory tax (benefit) rate..................      35.00 %       35.00 %       35.00 %
Permanent items.......................................        .78           .29           .59
State income taxes, net of federal....................       3.22          4.85          2.64
Rate differential.....................................      (1.00)        (1.00)        (1.00)
Change in valuation allowance.........................       8.62          --           (8.62)
Change in credit carryforwards........................       --            --            3.52
Purchase accounting...................................     (19.79)         --            --
Other.................................................      (3.57)          .12          4.82
                                                        ------------     ------        ------
                                                            23.26 %       39.26 %       36.95 %
                                                        ------------     ------        ------
                                                        ------------     ------        ------

                          GOLDEN STATE VINTNERS, INC.

    Deferred income tax assets and liabilities consist of the following:

                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1998
                                                                                      -------------  -------------
Current assets (liabilities):
  Inventory costing.................................................................  $    (373,872) $    (291,733)
  State franchise taxes.............................................................        270,579        (10,013)
  Compensation and benefits.........................................................         61,263       --
  Capitalized interest..............................................................        128,852        195,421
  Reserves..........................................................................       --              564,132
  Other.............................................................................        132,332        108,376
                                                                                      -------------  -------------
    Total...........................................................................  $     219,154  $     566,183
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Long-term assets (liabilities):
  Purchase accounting...............................................................  $  (4,885,216) $  (4,700,893)
  Accelerated depreciation..........................................................     (5,949,469)    (7,348,765)
  Operating loss carryforwards......................................................      4,651,121      3,481,759
  Tax credit carryforwards..........................................................        450,246        510,152
  Compensation and benefits.........................................................        861,286       --
  Other.............................................................................         76,158        191,604
  Valuation allowance...............................................................     (2,172,863)    (1,600,871)
                                                                                      -------------  -------------
    Total...........................................................................  $  (6,968,737) $  (9,467,014)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The Company's tax returns for years 1994 through 1997 have not been examined by the taxing authorities. In the opinion of management, adequate accruals have been made for taxes due in those years. The Company has state manufacturers investment and state and federal alternative minimum tax ("AMT") credit carryforwards of approximately $140,000, $102,000 and $258,000, respectively. Credits of $140,000 expire in 2008 and remaining credits may be used for an indefinite period. A valuation allowance has been provided for the tax benefits of operating loss and tax credit carryforwards which may not be realizable, due to certain limitations under section 382 of the Internal Revenue Code, as well as uncertainty related to future taxable income.

    As of June 30, 1998, the Company has federal operating loss carryforwards which expire as follows:

2002...................................................  $3,082,000
2003...................................................   3,623,000
2004...................................................   3,214,000
2005...................................................     321,000
                                                         ----------
  Total................................................  $10,240,000
                                                         ----------
                                                         ----------

    Use of these operating loss carryforwards in any one year is limited to approximately $1,400,000.

                          GOLDEN STATE VINTNERS, INC.

7.  REDEEMABLE PREFERRED STOCK

    The Company's redeemable preferred stock as of March 31, 1998 is as follows:

                                                                                    AUTHORIZED    ISSUED    OUTSTANDING
                                                                        PAR VALUE     SHARES      SHARES      SHARES
                                                                          -----     -----------  ---------  -----------
8% Junior Preferred Stock............................................   $     .01      200,000     178,105     178,105
12% Senior Preferred Stock...........................................   $     .01      100,000     100,000     100,000

    The Junior Preferred shares have no voting rights, have liquidation preferences to all classes of the Company's common stock, and are entitled to cumulative dividends at the rate of 8% per year, payable semi-annually. Effective October 1, 1996, the rate was increased to 8% from 6%. Shares remaining at June 30, 1998 that were issued in connection with the Company's acquisition of GSV are exchangeable at any time into 130,349 shares of Class B Common Stock. The Junior Preferred Stock is subject to mandatory redemption of 89,052 and 89,053 shares on December 31, 2001 and 2002, respectively, or earlier if a change in control of the Company occurs. On October 10, 1996, 345,875 shares were redeemed for $1,729,375 ($5 per share). At June 30, 1997 and 1998, the balance outstanding, less nonaccreted discounts, was $697,721 and $731,022, respectively.

    In the event of liquidation, dissolution or winding up of the Company, Junior Preferred stockholders shall be entitled to receive out of the assets of the Company an amount in cash equal to $5 per share plus accrued but unpaid dividends.

    The Senior Preferred shares have no voting rights, have liquidation preferences to other shareholders, are subject to mandatory redemption beginning in 2005 and are entitled to cumulative dividends at the rate of 12% payable semiannually. Under certain circumstances, the Senior Preferred Stock is redeemable, at a premium, beginning in 2000. The carrying value of the Senior Preferred Stock is being increased ratably to its redemption value of $10,000,000. The shares are also exchangeable at any time, at the Company's option, into 13.2% notes due 2007. At June 30, 1997 and 1998, the balance outstanding, less accreted discounts, was $8,115,694 and $8,219,479, respectively.

    In the event of liquidation, dissolution or winding up of the Company, Senior Preferred stockholders shall be entitled to receive out of the assets of the Company, before Junior Preferred stockholders, the amount of dividends accrued and unpaid thereon to the date of final distribution to such holders, whether or not declared to the date of such final distribution, $100 per share plus a premium.

8.  SHAREHOLDERS' EQUITY

    COMMON STOCK

    The Company's authorized capital stock is as follows at June 30, 1998:

                                                                           AUTHORIZED
                                                               PAR VALUE     SHARES
                                                              -----------  ----------
Class B.....................................................   $    .003    7,250,000
Class E.....................................................   $    .003    2,900,000
Class K.....................................................   $    .003    1,450,000

                          GOLDEN STATE VINTNERS, INC.

8.  SHAREHOLDERS' EQUITY (CONTINUED)
    Changes in the Company's common stock outstanding during the years ended June 30, 1996, 1997 and 1998 are as follows:

                                                  A           B           E           K
                                             -----------  ----------  ----------  ---------
Shares outstanding, June 30, 1995..........    1,885,000   3,770,000   1,200,829     --
                                             -----------  ----------  ----------  ---------
Shares outstanding, June 30, 1996..........    1,885,000   3,770,000   1,200,829     --
Issuance of stock..........................      --        2,776,169      --         99,860
Repurchase of stock........................   (1,885,000)   (985,157)     --         --
                                             -----------  ----------  ----------  ---------
Shares outstanding, June 30, 1997..........      --        5,561,012   1,200,829     99,860
Issuance of stock (option exercise)........      --          307,600      --         29,617
                                             -----------  ----------  ----------  ---------
Shares outstanding, June 30, 1998..........      --        5,868,612   1,200,829    129,477
                                             -----------  ----------  ----------  ---------

    Class E and K common stock have no voting rights, except that effective April 21, 2000, the Class E common stockholders will be entitled to vote. Upon dissolution, liquidation or winding up of the Company, and subject to the liquidation preferences of the senior and junior preferred stock, liquidation proceeds will be divided equally among the Class B, E, and K shareholders.

    INCENTIVE STOCK AND STOCK OPTION PLANS

    An incentive stock plan (terminated in 1996) provided for grants of stock appreciation rights ("SARs") to officers, directors and certain key employees. The SARs entitle the holder to receive cash payments equal to the excess of the fair market value of the rights over the base price for such rights. SARs granted as of June 30, 1997 have an unlimited term and generally become exercisable over a two year period. Compensation expense recognized pursuant to the Company's incentive stock plans was $650,506, $1,338,506 and $6,300,000 for the years ended June 30, 1996, 1997 and 1998, respectively. In connection with the SAR termination and the president's bonus restructuring, which bonus restructuring equaled a net present value of $2,500,000, such key employees received cash of approximately $5.4 million, included in payroll and related liabilities, during April 1998, and 7.5% promissory notes aggregating approximately $5.4 million payable upon mutual agreement between the parties. In connection with a prior GSV stock appreciation rights agreement, the president of GSV (and the Company) was paid $1,162,384 at the time of GSV's acquisition. The Company's 1996 Stock Option Plan covers 893,925 shares of authorized but unissued Class B Common Stock. The Plan provides for the grant of incentive and nonstatutory stock options to officers, key employees and others, at prices not less than fair value. Options granted generally

                          GOLDEN STATE VINTNERS, INC.

8.  SHAREHOLDERS' EQUITY (CONTINUED)
become exercisable 25% annually and expire after 10 years. A summary of SAR and stock option activity is as follows:

                                                           NUMBER OF
                                                     ----------------------  WEIGHTED AVERAGE
                                                       STOCK                  EXERCISE PRICE
                                                      OPTIONS       SARS     PER RIGHT/ OPTION
                                                     ----------  ----------  -----------------
Outstanding at June 30, 1995.......................      --       649,347        $    1.34
  Granted..........................................      --         145,000      $    2.59
                                                     ----------  ----------
Outstanding at June 30, 1996.......................      --         794,347      $    1.57
  Granted..........................................     800,933      --          $    4.79
                                                     ----------  ----------
Outstanding at June 30, 1997.......................     800,933     794,347      $    3.19
  Granted ($3.02 weighted average fair value per
    option)........................................     907,021      --          $   11.99
  Exercised........................................    (337,217)     --          $    4.88
  Terminated.......................................      (6,525)   (794,347)     $    1.59
                                                     ----------  ----------
Outstanding at June 30, 1998.......................   1,364,212      --          $    9.35
                                                     ----------  ----------
Exercisable at June 30, 1997.......................      --         749,347      $    1.57
                                                     ----------  ----------
Exercisable at June 30, 1998.......................     799,530      --          $   11.75
                                                     ----------  ----------
Available for grant at June 30, 1998...............     334,843      --
                                                     ----------  ----------

    In April 1998, the Company adopted the 1998 Director Stock Option Plan (the "Plan"), which covers 348,000 shares of authorized but unissued Class K Common Stock. Under the terms of the Plan, options may be granted to non-employee members of the Company's Board of Directors at prices not less than fair market value (as defined), are fully vested after one year and expire ten years after issuance. The Plan also provides for annual grants of options to purchase 10,005 shares of common stock on May 1 of each year commencing May 1, 1999 to each non-employee director who has remained in continuous service.

    On April 23, 1998 and April 28, 1998, the Board of Directors and the Company's stockholders, respectively, approved a recapitalization and stock split, which resulted in each share of the Company's common stock being split into 2.9 shares of common stock. The recapitalization and stock split was effected by the filing of the Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State on July 20, 1998. The recapitalization was in the form of (i) the creation by the Company of a new Class A Common Stock and a new Class B Common Stock, (ii) the conversion of all of the Company's outstanding share of old Class B Common Stock on a one-for-one basis into shares of Company's newly-created Class A Common Stock, (iii) the conversion of all of the Company's outstanding shares of old Class E Common Stock and old Class K Common Stock on a one-for-one basis into shares of the Company's newly-created Class B Common Stock, (iv) a 2.9-for-1 stock split for each of the Company's outstanding shares of a newly-created Class A Common Stock and newly-created Class B Common Stock, and (v) the conversion of all of the Company's outstanding shares of Junior Preferred Stock into 130,343 shares of the Company's newly-created Class B Common Stock. All common stock related data in the accompanying financial statements of the Company reflect the stock split for all periods presented. The recapitalization and conversion will be recorded in the Company's first quarter of fiscal 1999.

                          GOLDEN STATE VINTNERS, INC.

8.  SHAREHOLDERS' EQUITY (CONTINUED)
    FAS 123 requires the disclosure of pro forma net income amounts had the Company adopted the fair value method prescribed by that statement. Under FAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models require certain subjective assumptions which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6.3 years and 5.0 years as of June 30, 1997 and 1998, respectively; risk free interest rates, 5.9% and 6.0% as of June 30, 1997 and 1998, respectively, no expected volatility, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Proforma net income for the year ended June 30, 1998 would have been $217,166 less than net income as reported if the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards (no effect on net income for the year ended June 30, 1997). Proforma earnings per share for the year ended June 30, 1998 would have been as follows: basic--$0.39 and diluted--$0.38.

9.  RETIREMENT PLANS

    The Company's 401(k) plan provides retirement benefits to full-time employees that meet certain eligibility requirements, was established in 1996. Under the 401(k) plan, employees may elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company may elect to make an annual discretionary contribution to the Plan of up to 25% of each participant's eligible compensation, subject to certain limitations. Participants' voluntary contributions to the Plan vest immediately and Company contributions are 100% vested (20% per year after two years of service) after six years of continuous service. The Company also contributes to a winery workers' retirement plan which provides retirement benefits for union employees. Retirement plan costs charged to operations were $36,704, $68,009 and $78,323 for the years ended June 30, 1996, 1997, and 1998, respectively.

                          GOLDEN STATE VINTNERS, INC.

10.  LEASES

    The Company leases cooperage and equipment under both capital and operating lease arrangements. Future minimum payments by fiscal year and in aggregate under such capital leases and noncancellable operating leases with terms of one year or more consist of the following at June 30, 1998:

                                                                      CAPITAL      OPERATING
                                                                       LEASES        LEASES
                                                                    ------------  ------------
1999..............................................................  $    536,648  $    371,351
2000..............................................................       534,602       348,543
2001..............................................................       353,475       229,593
2002..............................................................       311,762       220,222
2003..............................................................       311,762        24,914
Thereafter........................................................       388,759       --
                                                                    ------------  ------------
Total minimum lease payments......................................     2,437,008  $  1,194,623
                                                                                  ------------
                                                                                  ------------
Amount representing interest......................................       497,747
                                                                    ------------
Net present value of minimum lease payments.......................     1,939,261
Leases in progress................................................     4,442,217
                                                                    ------------
Total future minimum lease payments...............................     6,381,478
                                                                    ------------
Less current maturities...........................................      (536,648)
                                                                    ------------
                                                                    $  5,844,830
                                                                    ------------
                                                                    ------------

    The following is a summary of cost and accumulated amortization on capitalized cooperage and equipment leases:

                                                                             JUNE 30,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Cooperage.........................................................  $    678,785  $  1,265,614
Equipment.........................................................       598,924     1,226,741
Less accumulated amortization.....................................       151,731       322,436
                                                                    ------------  ------------
                                                                    $  1,125,978  $  2,169,919
                                                                    ------------  ------------
                                                                    ------------  ------------

    Rent expenses totaled approximately $381,107, $667,616 and $650,190 for the years ended June 30, 1996, 1997 and 1998, respectively.

11.  COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENT

    The Company has an employment agreement with its president which extends to March 31, 2000 and specifies that the president receive a fixed salary determined by the Board of Directors and an annual bonus based on the Company's earnings, as defined. The agreement extends automatically on a year-to-year basis thereafter unless terminated by either party.

                          GOLDEN STATE VINTNERS, INC.

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    GRAPE PURCHASE COMMITMENTS

    The Company has certain grape purchase contracts with independent growers that generally extend through 2000. Prices to be paid for grapes fluctuate with prevailing market prices at the time of purchase. In certain cases, the Company has contracted with its customers to sell a portion of these grapes at prevailing market prices at the time of sale.

    EQUIPMENT AND COOPERAGE PURCHASE COMMITMENTS

    As of June 30, 1998, the Company had entered into contracts aggregating approximately $6,819,150 for the purchase of processing equipment and cooperage of which $4,442,217 had been financed as a capital lease as of June 30, 1998.

    CLAIMS

    The Company is a party to claims aggregating approximately $3,500,000 arising from alleged negligent performance of services. The Company and its legal counsel are in the preliminary stages of investigating the merits of such claims and the availability of insurance coverage, if needed. As of June 30, 1998, the Company has accrued, based on its evaluation, an amount presently believed to be adequate to resolve these claims. Such amount is substantially less than the aggregate of the amounts claimed.

12.  RELATED PARTY TRANSACTIONS

    In May 1995, the Company purchased a 1,750 acre vineyard located in Kern County, California, from a company owned by the Company's president for $4,590,000. In connection with this acquisition, the Company assumed two existing promissory notes of $2,441,000 and $452,791 and executed a non-interest bearing promissory note for $1,700,000 (discounted at 10% to $774,523) payable to the seller.

    The Company paid approximately $2,400,000 to affiliates of certain stockholders during the year ended June 30, 1997 for investment banking and financial advisory services related to certain capital stock repurchases.

    During the years ended June 30, 1996 and 1997, the Company made grape purchases aggregating approximately $400,000 and $1,400,000, respectively, from a vineyard partially owned by the Company's president.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows:

                                                                                      YEAR ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                1996         1997         1998
                                                                             -----------  -----------  -----------
Interest paid..............................................................  $ 4,938,618  $ 5,578,895  $ 6,271,616
Income taxes paid..........................................................      388,250    3,206,000    4,728,372
Notes issued to acquire property, plant and equipment......................      --         7,238,071      --
Property acquired under capital lease......................................      407,503      778,593    5,724,006
Tax benefit of stock option exercise.......................................      --           --           788,532

                          GOLDEN STATE VINTNERS, INC.

14.  SUBSEQUENT EVENTS

    On July 21, 1998, the Company completed an underwritten public offering of approximately 4,300,000 shares of Class B Common Stock, at a public offering price of $17.00 per share (the "Offering"). The net proceeds to the Company from the offering of approximately $33,991,500 were primarily used to repay the Company's line of credit, certain bank term loans, senior redeemable preferred stock, including related dividends and certain costs and expenses of the offering. The unamortized discount of approximately $1,771,000, associated with the senior redeemable preferred stock payoff will be reflected as a deduction from net income available to common stockholders in calculation of the Company's 1999 first quarter earnings per share.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Greenbrae, State of California, on the 16th day of October, 1998.

                                GOLDEN STATE VINTNERS, INC.

                                By:            /s/ BRIAN R. THOMPSON
                                     -----------------------------------------
                                                 Brian R. Thompson
                                              CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey B. O'Neill, Brian R. Thompson and Jeffrey
J. Brown, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer,
    /s/ JEFFREY B. O'NEILL      President and Director
------------------------------  (Principal Executive         October 15, 1998
      Jeffrey B. O'Neill        Officer)

                                Chief Financial Officer
    /s/ BRIAN R. THOMPSON       and Secretary (Principal
------------------------------  Financial Officer and        October 15, 1998
      Brian R. Thompson         Accounting Officer)

     /s/ JEFFREY J. BROWN       Chairman of the Board,
------------------------------  Assistant Secretary and      October 15, 1998
       Jeffrey J. Brown         Director

   /s/ NICHOLAS B. BINKLEY
------------------------------  Director                     October 15, 1998
     Nicholas B. Binkley

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DOUGLAS R. WOLTER
------------------------------  Director                     October 15, 1998
      Douglas R. Wolter

       /s/ KEITH R. FOX
------------------------------  Director                     October 15, 1998
         Keith R. Fox

     /s/ W. SCOTT HEDRICK
------------------------------  Director                     October 15, 1998
       W. Scott Hedrick

     /s/ PETER W. MULLIN
------------------------------  Director                     October 15, 1998
       Peter W. Mullin

     /s/ JOHN G. MCDONALD
------------------------------  Director                     October 15, 1998
       John G. McDonald

    /s/ GREGORY J. FORREST
------------------------------  Director                     October 15, 1998
      Gregory J. Forrest

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY FINANCIAL SCHEDULE

To the Stockholders and Board of Directors of Golden State Vintners, Inc.

We have audited the financial statements of Golden State Vintners, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1998, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 21, 1998 (September 25, 1998 as to the last sentence of the third paragraph of Note 5). Such consolidated financial statements and report will be included in the 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplementary financial schedule listed in Item 14(a)(2). This consolidated supplementary financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Fresno, California
August 21, 1998

                                                                   ITEM 14(A)(2)

                          GOLDEN STATE VINTNERS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                   BALANCE AT      CHARGED TO                  BALANCE AT
                                                                  BEGINNING OF      COSTS AND                    END OF
                                                                      YEAR          EXPENSES     DEDUCTIONS       YEAR
                                                                 ---------------  -------------  -----------  -------------
Year ended June 30, 1996:
  Allowance for uncollectible accounts.........................     $      80       $     166     $     (66)    $     180

Year ended June 30, 1997:
  Allowance for uncollectible accounts.........................           180              43          (123)          100

Year ended June 30, 1998:
  Allowance for uncollectible accounts.........................           100              90           (14)          176