Form 10-Q
period 1998-09-30
GOLDEN STATE VINTNERS INC
filed 1998-11-16
CIK 1059581

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

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

             500 DRAKE'S LANDING ROAD, GREENBRAE, CALIFORNIA 94904 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (415) 461-4400

                                   None
                  (Former name, former address and former
                 fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of November 12, 1998 was 4,342,528 and 5,136,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GOLDEN STATE VINTNERS, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:

Item 1:   Financial Statements
          Consolidated Balance Sheets as of September 30, 1998
           and June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations for the Three Months
           Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

Item 2:   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .  7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk. . . . . 10

PART II -- OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . 11

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11


                           PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GOLDEN STATE VINTNERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                         SEPTEMBER 30,         JUNE 30,
                                                                             1998                1998
                                                                             ----                ----
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                    $       45         $        40
   Trade and other receivables                                                 16,024               7,586
   Inventories                                                                 44,267              30,685
   Refundable income taxes                                                      1,562               4,658
   Deferred income taxes                                                          268                 566
   Prepaid expenses and other current assets                                      928               1,359
                                                                           ----------          ----------

      Total current assets                                                     63,094              44,894

PROPERTY, PLANT AND EQUIPMENT - Net                                            80,276              77,641

NOTE RECEIVABLE                                                                 1,722               1,722

OTHER ASSETS                                                                      420                 462
                                                                           ----------          ----------

TOTAL ASSETS                                                               $  145,512          $  124,719
                                                                           ----------          ----------
                                                                           ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                     $   16,800          $   18,200
   Cash overdraft                                                               1,490                 801
   Accounts payable                                                             5,289               3,920
   Grower payable                                                              14,414                 924
   Payroll and related liabilities                                                689               6,352
   Other accrued liabilities                                                    1,064               1,404
   Accrued interest                                                               730               1,127
   Current portion of long-term debt                                            2,043               3,520
                                                                           ----------          ----------

      Total current liabilities                                                42,519              36,248

LONG-TERM DEBT                                                                 42,737              51,918

DEFERRED INCOME TAXES                                                           9,979               9,467

REDEEMABLE PREFERRED STOCK:
   12% Senior Exchangeable (no shares outstanding at 9/30/98)                       -               8,219
   8% Junior Exchangeable (no shares outstanding at 9/30/98)                        -                 731
                                                                           ----------          ----------
      Total redeemable preferred stock                                              -               8,950

STOCKHOLDERS' EQUITY:

   Class A common stock, par value $.01; 6,000,000 and 0 shares authorized at September 30, 1998 and June 30, 1998, respectively;
   4,342,528 and 0 shares issued and outstanding at September 30, 1998
   and June 30, 1998, respectively.                                                44                   -

   Class B common stock, par value $.01; 54,000,000 and 7,250,000 shares authorized at September 30, 1998 and June 30, 1998, respectively;
   5,136,733 and 5,868,612 shares issued and outstanding at September 30,
   1998 and June 30, 1998, respectively.                                           51                  20

   Class E common stock; par value $.01; 0 and 2,900,000 shares authorized at September 30, 1998 and June 30, 1998, respectively; 0 and 1,200,829 shares issued and outstanding at September 30, 1998 and June 30, 1998,
   respectively.                                                                    -                   4

   Class K common stock; par value $.01; 0 and 1,450,000 shares authorized at September 30, 1998 and June 30, 1998, respectively; 0 and 99,860 shares issued and outstanding at September 30, 1998 and June 30, 1998,
   respectively.                                                                    -                   1

   Paid-in capital                                                             44,706              11,493
   Retained earnings                                                            5,476               6,618
                                                                           ----------          ----------
      Total stockholders' equity                                               50,277              18,136
                                                                           ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  145,512          $  124,719
                                                                           ----------          ----------
                                                                           ----------          ----------

         See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1998              1997
REVENUES:
   Bulk wine and juice                                                      $   4,575          $   14,044
   Brandy and spirits                                                           3,222               5,052
   Wine grapes                                                                  6,066              16,995
   Case goods                                                                   3,893               5,206
                                                                            ---------           ---------

      Total revenues                                                           17,756              41,297

COST OF SALES                                                                  12,803              26,684
                                                                            ---------           ---------

GROSS PROFIT                                                                    4,953              14,613

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                       1,549               4,877
                                                                            ---------           ---------

INCOME FROM OPERATIONS                                                          3,404               9,736

INTEREST EXPENSE                                                                1,395               1,622

OTHER EXPENSE                                                                       6                 136
                                                                            ---------           ---------

INCOME BEFORE INCOME TAXES                                                      2,003               7,978

INCOME TAXES                                                                      817               2,948
                                                                            ---------           ---------

NET INCOME                                                                      1,186               5,030

ACCRETION ON PREFERRED STOCK                                                   (1,928)                  -
REDEEMABLE PREFERRED STOCK DIVIDENDS                                             (400)                  -
                                                                            ---------           ---------

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                              $  (1,142)          $   5,030
                                                                            ---------           ---------
                                                                            ---------           ---------

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC                                                                    $   (0.13)          $    0.73
                                                                            ---------           ---------
                                                                            ---------           ---------
   DILUTED                                                                  $   (0.13)          $    0.71
                                                                            ---------           ---------
                                                                            ---------           ---------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                                        8,934               6,862
                                                                            ---------           ---------
                                                                            ---------           ---------
   DILUTED                                                                      8,934               7,134
                                                                            ---------           ---------
                                                                            ---------           ---------

          See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1998              1997

OPERATING ACTIVITIES:
   Net income                                                               $   1,186           $   5,030
   Adjustments:
       Depreciation and amortization                                              964               1,758
       Deferred compensation                                                        -               3,150
       Deferred income taxes                                                      810                 478
       Changes in assets and liabilities:
          Receivables                                                          (8,438)            (20,306)
          Inventories                                                         (13,331)            (29,015)
          Prepaid expenses and other current assets                              (695)                (95)
          Accounts payable                                                      1,369               3,555
          Grower payable                                                       13,490              28,944
          Payroll and related liabilities                                      (5,663)               (702)
          Other accrued liabilities                                              (340)                417
          Accrued interest                                                       (397)                (96)
          Income taxes refundable/payable                                       3,096               1,521
                                                                            ---------           ---------

            Net cash used in operating activities                              (7,949)             (5,361)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (1,860)             (1,240)
   Refund of deposits                                                               -                 150
                                                                            ---------           ---------

       Net cash used in investing activities                                   (1,860)             (1,090)

FINANCING ACTIVITIES:
   Borrowings on line of credit                                                22,050               9,900
   Payments on line of credit                                                 (23,450)             (8,400)
   Cash overdraft                                                                 689               5,155
   Repayments of long-term debt                                               (12,595)               (575)
   Redemption of Sr. Preferred Stock                                          (10,000)                  -
   Payment of dividends                                                          (400)                  -
   Proceeds from the sale of common stock                                      33,992                   -
   Public offering costs                                                         (472)                  -
                                                                            ---------           ---------

       Net cash provided by financing activities                                9,814               6,080
                                                                            ---------           ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                         5                (371)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                          40               1,219
                                                                            ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                                         $      45           $     848
                                                                            ---------           ---------
                                                                            ---------           ---------

OTHER CASH FLOW INFORMATION:
   Interest paid                                                            $   1,843           $   1,621
                                                                            ---------           ---------
                                                                            ---------           ---------
   Income taxes paid                                                        $       -           $     950
                                                                            ---------           ---------
                                                                            ---------           ---------
   Notes/leases issued to acquire property and equipment                    $   1,916           $     587
                                                                            ---------           ---------
                                                                            ---------           ---------

            See accompanying notes to consolidated financial statements.

                         GOLDEN STATE VINTNERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1998 and its results of operations and its cash flows for the three month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. The unaudited consolidated financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 1998, on file at the Securities and Exchange Commission.
The Company's results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                               September 30,    June 30,
                                                   1998           1998
                                               -------------  -------------
Bulk wine                                      $      28,313  $      15,730
Cased and bottled wine                                 4,734          3,823
Brandy                                                 5,709          2,429
Juice, supplies and other                              1,657          1,174
Unharvested crop costs                                 3,854          7,529
                                               -------------  -------------
   Total                                       $      44,267  $      30,685
                                               -------------  -------------
                                               -------------  -------------

NOTE 3 - PREFERRED STOCK AND STOCKHOLDERS' EQUITY

  On April 23, 1998 and April 28, 1998, the Board of Directors and the Company's stockholders, respectively, approved a recapitalization and stock split, which resulted in each share of the Company's common stock being split into 2.9 shares of common stock. The recapitalization and stock split was effected by the filing of the Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State on July 20, 1998. The recapitalization was in the form of (i) the creation by the Company of a new Class A Common Stock and a new Class B Common Stock, (ii) the conversion of all of the Company's outstanding shares of old Class B Common on a one-for-one basis into shares of Company's newly-created Class A Common Stock, (iii) the conversion of all of the Company's outstanding shares of old Class E and old Class K Common Stock on a one-for-one basis into shares of the Company's newly-created Class B Common Stock, (iv) a 2.9-for-1 stock split for each of the Company's outstanding shares of newly-created Class A Common Stock and newly-created Class B Common Stock, and (v) the conversion of all of the Company's outstanding shares of Junior Preferred Stock into 130,343 shares of the Company's newly-created Class B Common Stock.

  On July 21, 1998, the Company completed an underwritten public offering of approximately 4,300,000 shares of Class B Common Stock, at a public offering price of $17.00 per share (the "Offering"). The net proceeds to the Company from the offering of approximately $34.0 million were primarily used to repay the Company's line of credit, certain bank term loans, senior redeemable preferred stock, including related dividends and certain costs and expenses of the offering.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

  Effective July 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which would require that all items required to be recognized as components of comprehensive income be reported in the financial statements, but had no effect on the Company's disclosures as net income and comprehensive income are the same.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. The Company will implement these statements in fiscal 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. The Company plans to adopt this statement in fiscal 2001. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GOLDEN STATE VINTNERS, INC. (THE "COMPANY") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS
OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION, THOSE FACTORS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1998, AS FILED WITH SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 19, 1998. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Recent Developments

     On July 21, 1998, the Company consummated a firmly underwritten initial public offering of 4.3 million shares of its Class B Common Stock (the "IPO"), of which 2.15 million were sold by the Company and 2.15 million were sold by certain stockholders of the Company. The Company realized net proceeds of approximately $32 million in the IPO.

Seasonality and Quarterly Results

     Historically, the Company has experienced and expects to continue to experience seasonal and quarterly fluctuations in its revenues. Because of the inherent seasonality of its operations, the Company has traditionally reported its highest revenues and net income in the first and second fiscal quarters as, historically, the Company sold most of its grapes in its first fiscal quarter, and following harvest, sold most of the Company's bulk wine and brandy in its second fiscal quarter. Also, during and after crush, the Company performed many of its wine processing services in the first and second fiscal quarters. In the Company's current fiscal year, El Nino-related weather conditions, among other things, caused an approximate four week delay as compared to the prior year California wine grape harvest. The Company anticipates that the late harvest of grapes will result in the substantial reallocation of revenues relating directly to the 1998 crush into the Company's second and third fiscal quarters, though there can be no assurance in that regard.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

     Revenues for the first quarter of fiscal 1999 were $17.8 million, a decrease of $23.5 million or 56.9%, as compared to revenues of $41.3 million for the first quarter of fiscal 1998. The overall decrease in revenues was primarily due to the delayed harvest of wine grapes in the first fiscal quarter of fiscal 1999 compared to the first fiscal quarter of fiscal 1998. For fiscal 1999, the Company restructured its grape supply relationship with the EJ Gallo Winery to allow the Company to utilize a greater percentage of grapes grown in the Company's vineyard for the internal production of bulk wine and brandy. As a result of this action, grape sales revenues declined in the first quarter of the Company's 1999 fiscal year, as compared to the first quarter of fiscal 1998.

     Bulk Wine and Related Services. For the first quarter of fiscal 1999, revenues from bulk wine and related services were $4.6 million, a decrease of $9.4 million or 67.1%, as compared to revenues of $14.0 million in the first quarter of fiscal 1998. The quarter-to-quarter decline in the Company's bulk wine and related services revenues primarily resulted from the delay in the California wine grape harvest, as noted above.

     Grape Sales. In the first quarter of fiscal 1999, revenues from grape sales were $6.1 million, a decrease of $10.9 million or 64.1%, as compared to revenues of $17.0 million in the first quarter of fiscal 1998. Grape tons delivered to customers decreased to approximately 23,400 tons in the first fiscal quarter 1999 compared to 65,000 tons in the first fiscal quarter 1998, primarily as a result of the Company's reallocation of grape resources. The Company has intentionally restructured its grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy. The reduction in grape sales revenues was also significantly impacted by the late grape harvest, as discussed above. Additionally, period to period comparisons were affected by the above average grape harvest in the summer of 1997, which resulted in greater than normal grape sales revenues in the first quarter of the Company's 1998 fiscal year.

     Case Goods and Related Services. For the first quarter of fiscal 1999, revenues from case goods and related services were $3.9 million, a decrease of $1.3 million or 25.0%, as compared to revenues of $5.2 million in the first quarter of fiscal 1998. The period to period decline in case goods and related services revenues was primarily due to a temporary decline in private label case goods sales.

     Brandy. For the first quarter of fiscal 1999, revenues from the sale of brandy and grape spirits were $3.2 million, a decrease of $1.8 million or 36.0%, as compared to revenues of $5.1 million in the first quarter of fiscal 1998. The period to period decline in brandy revenues was due to the late wine grape harvest.

Cost of Sales

     Cost of sales includes all direct and indirect costs to produce the Company's marketed products. Bulk wine, case goods and brandy cost of sales generally include wine grape costs, direct and indirect plant production costs and certain allocated overhead items such as depreciation and insurance. Vineyard costs include farming expenses and direct and allocated indirect costs. For the first quarter of fiscal 1999, total cost of sales was $12.8 million, a decrease of $13.9 million or 52.1%, from $26.7 million in the first quarter of fiscal 1998. As a percentage of revenues, cost of sales for the first quarter of fiscal 1999 was 72.1%, an increase from 64.6% in the first quarter of fiscal 1998. The dollar decrease in cost of sales resulted from an overall quarter to quarter decrease in Company operations, due primarily to the delayed wine grape harvest, which, among other things, delayed the Company's bulk wine, brandy and wine grape activities. The increase of cost of sales on a percentage of revenues basis resulted from the proportionately higher cost of wine grapes, which increased due to the mix of varietal grapes available for harvest prior to September 30. Additionally, farming costs have increased slightly, due to increased chemical application costs related to the wet conditions brought by the El Nino weather phenomena.

Gross Profit

     Gross profit generally represents revenues less cost of sales. In the first quarter of fiscal 1999, the Company's realized gross profit of $5.0 million, a decrease of $9.6 million or 65.8%, as compared to gross profit of $14.6 million in the first quarter of fiscal 1998. As a percentage of revenues, gross profits for the first quarter of fiscal 1999 was 27.9%, a decrease from 35.4% in the first quarter of fiscal 1998. Margin growth was adversely affected by the reduction in grape sales, which resulted from (a) the reallocation of the Company's wine grapes for internal production, (b) the late harvest, and (c) an overall reduction in the Company's grape harvest, in comparison to last year's above average grape yields. Margin growth was also adversely affected by lower bulk wine revenues, due to the late harvest. Margin growth was positively impacted by reduced cost of sales in brandy production, resulting from the Company's use of internally produced grapes.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include general administrative items, corporate overhead and in fiscal 1998, expenses relating to certain management incentives. For the first quarter of fiscal 1999, selling, general and administrative expenses were $1.5 million, a decrease of $3.4 million or 69.4%, from $4.9 million for the first quarter of fiscal 1998. The first fiscal quarter of 1998 included a one-time management incentive restructuring charge equaling $3.4 million.

Interest Expense

     For the first quarter of fiscal 1999, interest expense was $1.4 million, a decrease of $.2 million or 12.5%, as compared to interest expense of $1.6 million in the first quarter of fiscal 1998. In the first quarter of fiscal 1999, the Company used net proceeds from the IPO to repay approximately $11.9 million in long term debt, $5.7 million in officer notes and to reduce its outstanding line of credit balance by $4.7 million, thereby reducing interest expense during the quarter.

Net Income

     For the first quarter of fiscal 1999, net income was $1.2 million, a decrease of $3.8 million or 76.0%, as compared to net income of $5.0 million in the first quarter of fiscal 1998. Net income in the first quarter of fiscal 1999 was adversely impacted by the reduction of revenues arising from the late California grape harvest and the Company's reallocation of its grape resources for internal use.

Earnings Per Share

     For the first quarter of fiscal 1999, the basic loss per share was $.13, as compared to basic earnings per share of $.73 for the first quarter of fiscal 1998. Net loss available to common shareholders for the first quarter of fiscal 1999 was impacted by the decrease in net income described above, dividend payments of $.4 million on shares of Senior Preferred Stock and, as a result of the IPO, the accretion of $1.9 million with respect to Senior Preferred Stock redeemed and the Junior Preferred Stock converted during the quarter.

Liquidity and Capital Resources

     The Company's working capital position at September 30, 1998 was $20.6 million, as compared to $8.6 million at June 30, 1998. The increase in working capital is primarily due to the IPO, which occurred in July 1998.
The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances of September 30, 1998 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. Revolving line of credit balances were $16.8 million at September 30, 1998 and $18.2 million at June 30, 1998. Unused availability under the line of credit was $5.7 million at September 30, 1998.

     Net cash used in operating activities for the first quarter of fiscal 1999 was $7.9 million, as compared to net cash used in operations of $5.4 million for the first quarter of fiscal 1998. In the first quarter of fiscal 1999, the Company made payments on officer notes aggregating $5.7 million.

     Management expects that the Company's working capital requirements will grow as the business expands and that peak borrowing needs will continue to occur in the second quarter of the Company's fiscal year. Management believes that current working capital, cash generated from operations and funds available under the Company's line of credit will be sufficient to fund working capital requirements and operations during the Company's 1999 fiscal year.

Year 2000 Compliance

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

    The Company has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 2000. The Company intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. The Company does not believe that its non-information technology systems, such as its bottling and production equipment, air conditioning/refrigeration units, telephones and faxes will be adversely affected by the Year 2000, but will not know definitively until the Company tests and evaluates such equipment early in 1999. As part of its Year 2000 compliance program, the Company also intends to contact its significant vendors, suppliers and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company plans to have all Year 2000 compliance initial testing and any necessary conversions completed by the summer of 1999.

    To date, the Company has spent approximately $250,000 to reprogram, replace and test its information technology software for Year 2000 compliance. The remainder of the costs associated with the Company's Year 2000 compliance efforts will be incurred during fiscal 1999 and 2000. The Company estimates the costs of these efforts will be between $100,000 and $150,000 over the remaining life of the project; though such expenditures may increase following testing of non-information technology systems. Costs and expenses arising in connection with the Company's Year 2000 compliance efforts have been, and will be, expensed as incurred.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Form 10-K for the fiscal year ended June 30, 1998.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company received net proceeds of approximately $32.3 million following the completion of its IPO on July 21, 1998. Proceeds from the IPO were used as follows:(a) approximately $10.0 million was used by the Company to redeem all outstanding shares of its 12% Senior Preferred Stock, (b) approximately $17.6 million was used by the Company to repay various outstanding long term debt obligations including officer notes' payable and
(c) $4.7 million was used by the Company to reduce borrowings under its line of credit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Form 10-K for the fiscal year ended June 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     11   Statement Regarding Computation of Per Share Earnings
     27   Summary Financial Information

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 1998                 GOLDEN STATE VINTNERS, INC.



                                         By: /s/ BRIAN R. THOMPSON
                                             ---------------------------------
                                             Brian R. Thompson
                                             Chief Financial Officer
                                             (Principal Financial &
                                              Accounting Officer and
                                              Duly Authorized Officer)