Form 10-Q
period 1998-12-31
GOLDEN STATE VINTNERS INC
filed 1999-02-16
CIK 1059581

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

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of February 12, 1999 was 4,342,528 and 5,136,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GOLDEN STATE VINTNERS, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:

Item 1:   Financial Statements
          Consolidated Balance Sheets as of December 31, 1998
           and June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations for the Three and Six
           Month Periods Ended December 31, 1998 and 1997. . . . . . . . . .  4

          Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 1998 and 1997. . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

Item 2:   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .  7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk. . . . . 12

PART II -- OTHER INFORMATION

Item 1:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 13


                           PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GOLDEN STATE VINTNERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                         DECEMBER 31,         JUNE 30,
                                                                             1998                1998
                                                                             ----                ----
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                    $       71         $        40
   Trade and other receivables                                                 33,990               7,586
   Inventories                                                                 36,721              30,685
   Refundable income taxes                                                          -               4,658
   Deferred income taxes                                                          359                 566
   Prepaid expenses and other current assets                                      763               1,359
                                                                           ----------          ----------

      Total current assets                                                     71,904              44,894

PROPERTY, PLANT AND EQUIPMENT - Net                                            80,756              77,641

NOTE RECEIVABLE                                                                 1,722               1,722

OTHER ASSETS                                                                      404                 462
                                                                           ----------          ----------

TOTAL ASSETS                                                               $  154,786          $  124,719
                                                                           ----------          ----------
                                                                           ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                     $   22,500          $   18,200
   Cash overdraft                                                               3,867                 801
   Accounts payable                                                             2,350               3,920
   Grower payable                                                               9,936                 924
   Payroll and related liabilities                                                602               6,352
   Other accrued liabilities                                                      300               1,404
   Accrued interest                                                               857               1,127
   Income taxes payable                                                         2,172                   -
   Current portion of long-term debt                                            2,108               3,520
                                                                           ----------          ----------

      Total current liabilities                                                44,692              36,248

LONG-TERM DEBT                                                                 43,109              51,918

DEFERRED INCOME TAXES                                                          10,573               9,467

REDEEMABLE PREFERRED STOCK:
   12% Senior Exchangeable (no shares outstanding at 12/31/98)                      -               8,219
   8% Junior Exchangeable (no shares outstanding at 12/31/98)                       -                 731
                                                                           ----------          ----------
      Total redeemable preferred stock                                              -               8,950

STOCKHOLDERS' EQUITY:

   Class A common stock, par value $.01; 6,000,000 and 0 shares authorized at December 31, 1998 and June 30, 1998, respectively;
   4,342,528 and 0 shares issued and outstanding at December 31, 1998
   and June 30, 1998, respectively.                                                44                   -

   Class B common stock, par value $.01; 54,000,000 and 7,250,000 shares authorized at December 31, 1998 and June 30, 1998, respectively;
   5,136,733 and 5,868,612 shares issued and outstanding at December 31,
   1998 and June 30, 1998, respectively.                                           51                  20

   Class E common stock, par value $.01; 0 and 2,900,000 shares authorized at December 31, 1998 and June 30, 1998, respectively; 0 and 1,200,829 shares issued and outstanding at December 31, 1998 and June 30, 1998,
   respectively.                                                                    -                   4

   Class K common stock; par value $.01; 0 and 1,450,000 shares authorized at December 31, 1998 and June 30, 1998, respectively; 0 and 99,860 shares issued and outstanding at December 31, 1998 and June 30, 1998,
   respectively.                                                                    -                   1

   Paid-in capital                                                             44,691              11,493
   Retained earnings                                                           11,626               6,618
                                                                           ----------          ----------
      Total stockholders' equity                                               56,412              18,136
                                                                           ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  154,786          $  124,719
                                                                           ----------          ----------
                                                                           ----------          ----------

         See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 DECEMBER 31,                          DECEMBER 31,
                                                        -----------------------------         -----------------------------
                                                            1998              1997              1998                1997
REVENUES:
   Bulk wine and juice                                  $  34,662          $   32,360         $  39,237           $  46,404
   Brandy and spirits                                       9,748               4,612            12,970               9,664
   Wine grapes                                              7,303               5,825            13,369              22,820
   Case goods                                               4,295               5,436             8,188              10,642
                                                        ---------           ---------         ---------           ---------

      Total revenues                                       56,008              48,233            73,764              89,530

COST OF SALES                                              42,823              39,707            55,626              66,391
                                                        ---------           ---------         ---------           ---------

GROSS PROFIT                                               13,185               8,526            18,138              23,139

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                   1,624               6,672             3,173              11,549
                                                        ---------           ---------         ---------           ---------

INCOME FROM OPERATIONS                                     11,561               1,854            14,965              11,590

INTEREST EXPENSE                                            1,180               1,824             2,575               3,446

OTHER (INCOME) EXPENSE                                         (7)                (12)               (1)                124
                                                        ---------           ---------         ---------           ---------

INCOME BEFORE INCOME TAXES                                 10,388                  42            12,391               8,020

INCOME TAXES                                                4,238                 175             5,055               3,123
                                                        ---------           ---------         ---------           ---------

NET INCOME (LOSS)                                           6,150                (133)            7,336               4,897

ACCRETION ON PREFERRED STOCK                                    -                   -            (1,928)                  -
REDEEMABLE PREFERRED STOCK DIVIDENDS                            -                (635)             (400)               (635)
                                                        ---------           ---------         ---------           ---------

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS          $   6,150           $    (768)        $   5,008           $   4,262
                                                        ---------           ---------         ---------           ---------

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC                                                $    0.65           $  (0.11)        $    0.54           $    0.62
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------
   DILUTED                                              $    0.63           $  (0.11)        $    0.53           $    0.59
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                    9,479               6,862             9,207               6,862
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------
   DILUTED                                                  9,751               6,862             9,489               7,318
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------

          See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                            -----------------------------
                                                                                1998              1997
OPERATING ACTIVITIES:
   Net income                                                               $   7,336           $   4,897
   Adjustments:
       Depreciation and amortization                                            3,224               3,560
       Deferred compensation                                                        -               6,300
       Loss on disposal of assets                                                   9                   -
       Deferred income taxes                                                    1,313              (1,450)
       Changes in assets and liabilities:
          Receivables                                                         (26,404)            (23,288)
          Inventories                                                          (6,926)             (9,676)
          Prepaid expenses and other current assets                              (531)                  6
          Accounts payable                                                     (1,570)                219
          Grower payable                                                        9,012              11,103
          Payroll and related liabilities                                      (5,750)              1,682
          Other accrued liabilities                                            (1,104)              2,138
          Accrued interest                                                       (270)                 98
          Income taxes refundable/payable                                       6,830                 883
                                                                            ---------           ---------
            Net cash used in operating activities                             (14,831)             (3,528)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (2,435)             (2,248)
   Refund of deposits                                                               -                 142
                                                                            ---------           ---------
       Net cash used in investing activities                                   (2,435)             (2,106)

FINANCING ACTIVITIES:
   Borrowings on line of credit                                                41,950              35,900
   Payments on line of credit                                                 (37,650)            (30,100)
   Increase in cash overdraft                                                   3,066               1,129
   Repayments of long-term debt                                               (13,175)             (1,018)
   Redemption of Sr. Preferred Stock                                          (10,000)                  -
   Payment of dividends                                                          (400)               (635)
   Proceeds from the sale of common stock                                      33,992                   -
   Public offering costs                                                         (486)                  -
   Payment of financing costs                                                       -                 (10)
                                                                            ---------           ---------
       Net cash provided by financing activities                               17,297               5,266
                                                                            ---------           ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        31                (368)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                          40               1,219
                                                                            ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                                         $      71           $     851
                                                                            ---------           ---------
                                                                            ---------           ---------

OTHER CASH FLOW INFORMATION:
   Interest paid                                                            $   2,891           $   3,111
                                                                            ---------           ---------
                                                                            ---------           ---------
   Income taxes paid                                                        $       -           $   3,690
                                                                            ---------           ---------
                                                                            ---------           ---------
   Notes/leases issued to acquire property and equipment                    $   2,984           $   1,136
                                                                            ---------           ---------
                                                                            ---------           ---------

            See accompanying notes to consolidated financial statements.

                         GOLDEN STATE VINTNERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1998 and its results of operations for the three and six month periods ended December 31, 1998 and 1997 and its cash flows for the six month periods ended December 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. The unaudited consolidated financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 1998, on file at the Securities and Exchange Commission. The Company's results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                                December 31,    June 30,
                                                   1998           1998
                                               -------------  -------------
Bulk wine                                      $      28,654  $      15,730
Cased and bottled wine                                 3,828          3,823
Brandy                                                 1,245          2,429
Juice, supplies and other                              1,233          1,174
Unharvested crop costs                                 1,761          7,529
                                               -------------  -------------
   Total                                       $      36,721  $      30,685
                                               -------------  -------------
                                               -------------  -------------

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

  On July 21, 1998, the Company completed an underwritten public offering of 4,300,000 shares of Class B Common Stock, at a public offering price of $17.00 per share (the "Offering"). The proceeds to the Company from the offering of approximately $34.0 million were primarily used to repay the Company's line of credit, certain bank term loans, senior redeemable preferred stock, including related dividends and certain costs and expenses of the offering.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

  Effective July 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which would require that all items required to be recognized as components of comprehensive income be reported in the financial statements, but had no effect on the Company's disclosures as net income and comprehensive income were the same for the periods presented.


  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. The Company will implement SFAS No. 131 in fiscal 2000 and SFAS 132 in fiscal 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

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

Recent Developments

     On July 21, 1998, the Company consummated a firmly underwritten initial public offering of 4.3 million shares of its Class B Common Stock (the "IPO"), of which 2.15 million were sold by the Company and 2.15 million were sold by certain stockholders of the Company. The Company realized net proceeds of approximately $32 million from the IPO.

Seasonality and Quarterly Results

     Historically, the Company has experienced and expects to continue to experience seasonal and quarterly fluctuations in its revenues. Because of the inherent seasonality of its operations, the Company has traditionally reported its highest revenues and net income in the first and second fiscal quarters as, historically, the Company sold most of its grapes in its first fiscal quarter, and following harvest, sold most of the Company's bulk wine and brandy in its second fiscal quarter. Also, during and after crush, the Company performed many of its wine processing services in the first and second fiscal quarters. In the Company's current fiscal year, El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to the prior year's harvest. The late harvest of grapes resulted in increased revenues in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 and the Company anticipates further recognition of revenues relating directly to the 1998 crush into the third fiscal quarter of 1999, though there can be no assurance in that regard.

THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31,
1997

Revenues

     Total revenues for the second quarter of fiscal 1999 (three months ended December 31, 1998) were $56.0 million, an increase of $7.8 million or 16.2%, as compared to revenues of $48.2 million for the second quarter of fiscal 1998 (three months ended December 31, 1997). The overall period-to-period increase in revenues was primarily due to the delay in the production and sales of bulk wine and brandy resulting from the delayed harvest of wine grapes.

     Bulk Wine and Related Services. For the second quarter of fiscal 1999, revenues from bulk wine and related services were $34.7 million, an increase of $2.3 million or 7.1%, as compared to revenues of $32.4 million in the second quarter of fiscal 1998. Such increase primarily resulted from the delay in the California wine grape harvest, as noted above.

     Grape Sales. In the second quarter of fiscal 1999, revenues from grape sales were $7.3 million, an increase of $1.5 million or 25.9%, as compared to revenues of $5.8 million in the second quarter of fiscal 1998. Due to the late grape harvest, approximately 50% of the grapes sold by the Company were delivered in the second quarter of fiscal 1999 as compared to approximately 13% that were delivered in the second quarter of fiscal 1998.

     Case Goods and Related Services. For the second quarter of fiscal 1999, revenues from case goods and related services were $4.3 million, a decrease of $1.1 million or 20.4%, as compared to revenues of $5.4 million in the second quarter of fiscal 1998. Such period to period decline was primarily due to a decline in private label case goods sales, and the absence of consolidated revenues from the Company's former 80% owned partnership, GSV International Trading Company.

     Brandy and Spirits. During the second quarter of fiscal 1999, revenues from the sale of brandy and grape spirits were $9.7 million, an increase of $5.1 million or 110.9%, as compared to revenues of $4.6 million during the second quarter of fiscal 1998. The period to period increase was due to the late brandy grape harvest and accordingly, the deferral of a significant portion of brandy revenues into the second quarter of fiscal 1999.

Cost of Sales

     Cost of sales includes all direct and certain indirect costs to produce the Company's marketed products. Bulk wine, case goods and brandy cost of sales generally includes wine grape costs, direct and indirect plant production costs and certain allocated overhead items such as depreciation and insurance. Vineyard costs include farming expenses and direct and allocated indirect costs. For the second quarter of fiscal 1999, total cost of sales was $42.8 million, an increase of $3.1 million or 7.8%, from $39.7 million in the second quarter of fiscal 1998. The dollar increase in cost of sales resulted from the delay in the production and sales of brandy and spirits due to the delayed harvest of wine grapes. As a percentage of revenues, cost of sales for the second quarter of fiscal 1999 was 76.5%, a decrease from 82.3% in the second quarter of fiscal 1998. The decrease of cost of sales on a percentage of revenue basis was as a result of the Company's restructuring of its grape sales contracts to utilize a greater percentage of its own grapes in the internal production of bulk wine and
brandy.   In addition, in the second quarter of fiscal 1998, cost of sales was impacted by amounts reserved by the Company in connection with disputes concerning the production of certain wine products delivered by the Company.

Gross Profit

     Gross profit represents revenues less cost of sales. In the second quarter of fiscal 1999, the Company's realized gross profit of $13.2 million, an increase of $4.7 million or 55.3%, as compared to gross profit of $8.5 million in the second quarter of fiscal 1998. As a percentage of revenues, gross profit for the second quarter of fiscal 1999 was 23.5%, an increase from 17.7% in the second quarter of fiscal

1998. Period to period margin growth was positively impacted by reduced cost of sales in bulk wine and brandy production, resulting from the Company's internal use of grapes from the Company's vineyards. The second quarter of fiscal 1998 was negatively impacted by the product reserve charge discussed above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses includes general administrative items, corporate overhead and in fiscal 1998, expenses relating to certain management incentives. For the second quarter of fiscal 1999, selling, general and administrative expenses were $1.6 million, a decrease of $5.1 million or 76.1%, from $6.7 million for the second quarter of fiscal 1998. The second fiscal quarter of 1998 included a one-time management incentive restructuring charge equaling $5.4 million.

Interest Expense

     For the second quarter of fiscal 1999, interest expense was $1.2 million, a decrease of $.6 million or 33.3%, as compared to interest expense of $1.8 million in the second quarter of fiscal 1998. In the first quarter of fiscal 1999, the Company used net proceeds from the IPO to repay approximately $11.9 million in long-term debt, $5.7 million in officer notes and to reduce its outstanding line of credit balance by $4.7 million, thereby reducing interest expense during the first and second quarters of fiscal 1999.

Net Income

     For the second quarter of fiscal 1999, net income was $6.2 million, an increase of $6.3 million, as compared to net loss of $.1 million in the second quarter of fiscal 1998. Net income in the second quarter of fiscal 1999 was favorably impacted by revenues that shifted from the first to the second quarter due to the delayed grape harvest and the significant reduction in selling, general and administrative expenses related to the management incentive restructuring charge discussed above.

Earnings Per Share

     For the second quarter of fiscal 1999, the basic earnings per share was $.65, as compared to basic loss per share of $.11 for the second quarter of fiscal 1998. Net income available to common shareholders for the second quarter of fiscal 1999 was favorably impacted by the increase in net income.

SIX MONTHS ENDED DECEMBER 31, 1998 VERSUS SIX MONTHS ENDED DECEMBER 31, 1997

Revenues

    Total revenues for the first six months of fiscal 1999 were $73.8 million, a decrease of $15.7 million or 17.5%, as compared to revenues of $89.5
million for the first six months of fiscal 1998.   The overall decrease in
revenues was primarily due to 1) the delayed harvest of wine grapes, 2) the restructuring of the Company's grape supply relationship with EJ Gallo Winery and 3) lower bulk wine revenues due to reduced processing demands that resulted from an overall decrease in the California grape harvest.

     Bulk Wine and Related Services. For the first six months of fiscal 1999, revenues from bulk wine and related services were $39.2 million, a decrease of $7.2 million or 15.5%, as compared to revenues of $46.4 million in the first six months of fiscal 1998. Such decrease primarily resulted from the delay in the California wine grape harvest, as noted above and an overall reduction in processing as a result of the reduced California grape harvest.

     Grape Sales. In the first six months of fiscal 1999, revenues from grape sales were $13.4 million, a decrease of $9.4 million or 41.2%, as compared to revenues of $22.8 million in the first six months of fiscal 1998.
 Grape tons delivered to customers decreased to approximately 41,000 tons in the first six months of fiscal 1999 compared to approximately 76,000 tons in the first six months of fiscal 1998, primarily as a result of the Company's reallocation of grape resources. For fiscal 1999, the Company restructured its grape contracts to utilize a greater percentage of its own grapes in the internal production of bulk wine and brandy. Additionally, period to period comparisons were affected by the above average grape harvest in the summer of 1997, which resulted in greater than normal grape sales revenues in the first six months of the Company's 1998 fiscal year.

     Case Goods and Related Services. For the first six months of fiscal 1999, revenues from case goods and related services were $8.2 million, a decrease of $2.4 million or 22.6%, as compared to revenues of $10.6 million in the first six months of fiscal 1998. The period to period decline in case goods and related services revenues was primarily due to a decline in certain private label case goods sales and the absence of consolidated revenues from the Company's former 80% owned partnership, GSV International Trading Company.

     Brandy and Spirits. For the first six months of fiscal 1999, revenues from the sale of brandy and grape spirits were $13.0 million, an increase of $3.3 million or 34.0%, as compared to revenues of $9.7 million in the first six months of fiscal 1998. Brandy sales volume increased to approximately
2.1 million proof gallons for the first six months of fiscal 1999 compared to approximately 1.6 million proof gallons in the first six months of fiscal 1998 due to an increase in customer demand.

Cost of Sales

     For the first six months of fiscal 1999, total cost of sales was $55.6 million, a decrease of $10.8 million or 16.3%, from $66.4 million in the first six months of fiscal 1998. The period-to-period dollar decrease in cost of sales resulted from the delayed wine grape harvest, which had the effect of delaying certain revenues from the first and second fiscal quarters to the second and third fiscal quarters of fiscal 1999. In addition, in the first six months of fiscal 1998, cost of sales was impacted by amounts reserved by the Company in connection with disputes concerning the production of certain wine products delivered by the Company. As a percentage of revenues, cost of sales for the first six months of fiscal 1999 was 75.4%, an increase from
74.2% in the first six months of fiscal 1998.   The increase in cost of sales
on a percentage of revenue basis was as a result of 1) reduced wine grape tonnage crushed and processed, 2) the change in the mix of products sold resulting from delayed sales of current vintage wines due to the timing of the 1998 California grape harvest, 3) the shift, due to the grape contract restructuring discussed above, in the timing of certain 1998 vintage revenues and cost of sales from grapes in the first and second quarters of fiscal 1999 to bulk wine and case goods in the second and subsequent quarters of fiscal 1999, 4) decreased yield in the conversion of wine grapes to bulk wine and brandy and 5) costs related to sales of excess 1997 vintage product at reduced margins as a result of the large 1997 grape harvest.

Gross Profit

     In the first six months of fiscal 1999, the Company's realized gross profit of $18.1 million, a decrease of $5.0 million or 21.6%, as compared to gross profit of $23.1 million in the first six months of fiscal 1998. As a percentage of revenues, gross profit for the first six months of fiscal 1999 was 24.6%, a slight decrease from 25.8% in the first six months of fiscal 1998. The Company's gross margin for the first six months of fiscal 1999 was primarily impacted by the items discussed above under "Cost of Sales."

Selling, General and Administrative Expenses

     For the first six months of fiscal 1999, selling, general and administrative expenses were $3.2 million, a decrease of $8.3 million or 72.2%, from $11.5 million for the first six months of fiscal 1998. Selling, general and administrative expense in the first six months of fiscal 1998 included a one-time management incentive restructuring charge equaling $8.8 million.

Interest Expense

     For the first six months of fiscal 1999, interest expense was $2.6 million, a decrease of $.8 million or 23.5%, as compared to interest expense of $3.4 million in the first six months of fiscal 1998. In the first quarter of fiscal 1999, the Company used a portion of the net proceeds from the IPO to repay approximately $11.9 million in long-term debt, $5.7 million in officer notes and to reduce its outstanding line of credit balance by $4.7 million, thereby reducing interest expense for the first six months of fiscal 1999.

Net Income

     For the first six months of fiscal 1999, net income was $7.3 million, an increase of $2.4 million or 49.0%, as compared to net income of $4.9 million in the first six months of fiscal 1998.

Earnings Per Share

     For the first six months of fiscal 1999, the basic earnings per share was $.54, as compared to basic earnings per share of $.62 for the first six months of fiscal 1998. Net income available to common shareholders for the first six months of fiscal 1999 was impacted by the increase in net income offset by dividend payments of $.4 million on shares of Senior Preferred Stock and, as a result of the IPO, accretion of $1.9 million with respect to Senior Preferred Stock redeemed and Junior Preferred Stock converted in the first quarter of fiscal 1999.

Liquidity and Capital Resources

     The Company's working capital position at December 31, 1998 was $27.2 million, as compared to $8.6 million at June 30, 1998. The increase in working capital is primarily due to the IPO, which occurred in July 1998.
The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Management believes that collateral balances at December 31, 1998 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November and December during the Company's second fiscal quarter. Revolving line of credit balances were $22.5 million at December 31, 1998 and $18.2 million at June 30, 1998. Unused availability under the line of credit was $5.5 million at December 31, 1998.

     Net cash used in operating activities for the first six months of fiscal 1999 was $14.8 million, as compared to net cash used in operations of $3.5 million for the first six months of fiscal 1998. In the first quarter of fiscal 1999, the Company made payments on officer notes aggregating $5.7 million.

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

    The Company has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 2000. The Company intends to conduct comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. The Company does not believe that its non-information technology systems, such as its bottling and production equipment, air conditioning/refrigeration units, telephones and faxes will be adversely affected by the Year 2000, but will not know definitively until the Company tests and evaluates such equipment early in calendar 1999. As part of its Year 2000 compliance program, the Company also intends to contact its significant vendors, suppliers and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company plans to have all Year 2000 compliance initial testing and any necessary conversions completed by the summer of 1999.

    To date, the Company has spent approximately $260,000 to reprogram, replace and test its information technology software for Year 2000 compliance. The remainder of the costs associated with the Company's Year 2000 compliance efforts will be incurred during fiscal 1999 and 2000. The Company estimates the costs of these efforts will be between $150,000 and $200,000 over the remaining life of the project; though such expenditures may increase following testing of non-information technology systems. Costs and expenses arising in connection with the Company's Year 2000 compliance efforts have been, and will be, expensed as incurred.

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

    The Company has developed contingency plans to handle a Year 2000 system failure experienced by its information technology systems. These backup procedures, including manual record keeping and processing, have been tested and utilized by the Company in the past during times of unplanned system failure. The Company intends to develop any additional necessary contingency plans for its non-information technology systems after it has adequately evaluated the Year 2000 compliance status of these systems.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Form 10-K for the fiscal year ended June 30, 1998.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

     In June 1998 Treana Winery ("Treana") filed an action in Marin County Superior Court against Golden State Vintners, a California corporation and wholly-owned subsidiary of the Company ("Golden State Vintners"), alleging damages aggregating $2.7 million arising from two breach of contract claims regarding the preparation of Chardonnay and Cabernet Sauvignon wines by Golden State Vintners. In October 1998, Golden State Vintners settled this dispute for an amount substantially below the damages alleged by Treana.

     The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     11   Statement Regarding Computation of Per Share Earnings
     27   Summary Financial Information

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 16, 1999                 GOLDEN STATE VINTNERS, INC.



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