Form 10-Q
period 1999-03-31
GOLDEN STATE VINTNERS INC
filed 1999-05-17
CIK 1059581

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of May 14, 1999 was 4,342,528 and 5,155,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GOLDEN STATE VINTNERS, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:

Item 1:   Financial Statements
          Consolidated Balance Sheets as of March 31, 1999
           and June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations for the Three and Nine
           Month Periods Ended March 31, 1999 and 1998 . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows for the Nine Months
           Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

Item 2:   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .  7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk. . . . . 12

PART II -- OTHER INFORMATION

Item 1:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 13


                           PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GOLDEN STATE VINTNERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                           MARCH 31,          JUNE 30,
                                                                             1999                1998
                                                                             ----                ----
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                    $       52         $        40
   Trade and other receivables                                                 13,148               7,586
   Inventories                                                                 29,296              30,685
   Refundable income taxes                                                        559               4,658
   Deferred income taxes                                                          301                 566
   Prepaid expenses and other current assets                                      801               1,359
                                                                           ----------          ----------

      Total current assets                                                     44,157              44,894

PROPERTY, PLANT AND EQUIPMENT - Net                                            81,344              77,641

NOTE RECEIVABLE                                                                 1,722               1,722

OTHER ASSETS                                                                      390                 462
                                                                           ----------          ----------

TOTAL ASSETS                                                               $  127,613          $  124,719
                                                                           ----------          ----------
                                                                           ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                     $    8,700          $   18,200
   Cash overdraft                                                                   -                 801
   Accounts payable                                                             1,878               3,920
   Grower payable                                                                 679                 924
   Payroll and related liabilities                                                678               6,352
   Other accrued liabilities                                                      509               1,404
   Accrued interest                                                               848               1,127
   Current portion of long-term debt                                            2,904               3,520
                                                                           ----------          ----------

      Total current liabilities                                                16,196              36,248

LONG-TERM DEBT                                                                 42,022              51,918

DEFERRED INCOME TAXES                                                          10,912               9,467

REDEEMABLE PREFERRED STOCK:
   12% Senior Exchangeable (no shares outstanding at 3/31/99)                       -               8,219
   8% Junior Exchangeable (no shares outstanding at 3/31/99)                        -                 731
                                                                           ----------          ----------
      Total redeemable preferred stock                                              -               8,950

STOCKHOLDERS' EQUITY:

   Class A common stock, par value $.01; 6,000,000 and 0 shares authorized at March 31, 1999 and June 30, 1998, respectively;
   4,342,528 and 0 shares issued and outstanding at March 31, 1999
   and June 30, 1998, respectively.                                                44                   -

   Class B common stock, par value $.01; 54,000,000 and 7,250,000 shares authorized at March 31, 1999 and June 30, 1998, respectively;
   5,155,733 and 5,868,612 shares issued and outstanding at March 31,
   1999 and June 30, 1998, respectively.                                           51                  20

   Class E common stock, par value $.01; 0 and 2,900,000 shares authorized at March 31, 1999 and June 30, 1998, respectively; 0 and 1,200,829 shares issued and outstanding at March 31, 1999 and June 30, 1998,
   respectively.                                                                    -                   4

   Class K common stock; par value $.01; 0 and 1,450,000 shares authorized at March 31, 1999 and June 30, 1998, respectively; 0 and 99,860 shares issued and outstanding at March 31, 1999 and June 30, 1998,
   respectively.                                                                    -                   1

   Paid-in capital                                                             44,781              11,493
   Retained earnings                                                           13,607               6,618
                                                                           ----------          ----------
      Total stockholders' equity                                               58,483              18,136
                                                                           ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  127,613          $  124,719
                                                                           ----------          ----------
                                                                           ----------          ----------

         See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  MARCH 31,                              MARCH 31,
                                                        -----------------------------         -----------------------------
                                                            1999              1998              1999                1998
REVENUES:
   Bulk wine and juice                                  $  18,793          $    7,411         $  58,030           $  53,815
   Brandy and spirits                                         320                 298            13,290               9,962
   Wine grapes                                               (127)                 (3)           13,242              22,817
   Case goods                                               3,621               4,439            11,809              15,081
                                                        ---------           ---------         ---------           ---------

      Total revenues                                       22,607              12,145            96,371             101,675

COST OF SALES                                              16,557               9,234            72,183              75,625
                                                        ---------           ---------         ---------           ---------

GROSS PROFIT                                                6,050               2,911            24,188              26,050

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                   1,607               1,517             4,780              13,066
                                                        ---------           ---------         ---------           ---------

INCOME FROM OPERATIONS                                      4,443               1,394            19,408              12,984

INTEREST EXPENSE                                            1,102               1,757             3,678               5,203

OTHER (INCOME) EXPENSE                                         (6)                 41                (7)                165
                                                        ---------           ---------         ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                           3,347                (404)           15,737               7,616

INCOME TAXES                                                1,366                (245)            6,421               2,878
                                                        ---------           ---------         ---------           ---------

NET INCOME (LOSS)                                           1,981                (159)            9,316               4,738

ACCRETION ON PREFERRED STOCK                                    -                   -            (1,928)                  -
REDEEMABLE PREFERRED STOCK DIVIDENDS                            -                   -              (400)               (635)
                                                        ---------           ---------         ---------           ---------

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS          $   1,981           $    (159)        $   6,988           $   4,103
                                                        ---------           ---------         ---------           ---------

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC                                                $    0.21           $   (0.02)        $    0.75           $    0.60
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------
   DILUTED                                              $    0.20           $   (0.02)        $    0.73           $    0.57
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                    9,488               6,862             9,299               6,862
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------
   DILUTED                                                  9,835               6,862             9,592               7,319
                                                        ---------           ---------         ---------           ---------
                                                        ---------           ---------         ---------           ---------

          See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            -----------------------------
                                                                                1999              1998
OPERATING ACTIVITIES:
   Net income                                                               $   9,316           $   4,738
   Adjustments:
       Depreciation and amortization                                            4,729               3,768
       Deferred compensation                                                        -               8,800
       Loss on disposal of assets                                                  27                  25
       Deferred income taxes                                                    1,710               1,794
       Changes in assets and liabilities:
          Receivables                                                          (5,562)             (4,446)
          Inventories                                                             499              (8,047)
          Prepaid expenses and other current assets                              (569)               (510)
          Accounts payable                                                     (2,042)              1,203
          Grower payable                                                         (245)                134
          Payroll and related liabilities                                      (5,674)               (712)
          Other accrued liabilities                                              (895)              2,346
          Accrued interest                                                       (279)                316
          Income taxes refundable/payable                                       4,099              (4,257)
                                                                            ---------           ---------
            Net cash provided by operating activities                           5,114               5,152

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (4,080)             (5,524)
   Refund of deposits                                                              (3)                142
                                                                            ---------           ---------
       Net cash used in investing activities                                   (4,083)             (5,382)

FINANCING ACTIVITIES:
   Borrowings on line of credit                                                51,550              52,000
   Payments on line of credit                                                 (61,050)            (46,500)
   Increase in cash overdraft                                                    (801)                  -
   Repayments of long-term debt                                               (13,914)             (2,418)
   Redemption of Sr. Preferred Stock                                          (10,000)                  -
   Payment of dividends                                                          (400)               (635)
   Proceeds from the sale of common stock                                      33,992                   -
   Public offering costs                                                         (486)                  -
   Stock option exercises                                                          90                   -
   Payment of financing costs                                                       -                 (10)
                                                                            ---------           ---------
       Net cash provided by (used in) financing activities                     (1,019)              2,437
                                                                            ---------           ---------

INCREASE IN CASH AND EQUIVALENTS                                                   12               2,207

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                          40               1,219
                                                                            ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                                         $      52           $   3,426
                                                                            ---------           ---------
                                                                            ---------           ---------

OTHER CASH FLOW INFORMATION:
   Interest paid                                                            $   4,134           $   4,641
                                                                            ---------           ---------
                                                                            ---------           ---------
   Income taxes paid                                                        $   3,700           $   5,340
                                                                            ---------           ---------
                                                                            ---------           ---------
   Notes/leases issued to acquire property and equipment                    $   3,411           $   1,281
                                                                            ---------           ---------
                                                                            ---------           ---------

            See accompanying notes to consolidated financial statements.

                         GOLDEN STATE VINTNERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1999 and its results of operations for the three and nine month periods ended March 31, 1999 and 1998 and its cash flows for the nine month periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. The unaudited consolidated financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 1998, on file at the Securities and Exchange Commission. The Company's results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                                 March 31,      June 30,
                                                   1999           1998
                                               -------------  -------------
Bulk wine                                      $      18,795  $      15,730
Cased and bottled wine                                 3,908          3,823
Brandy                                                 1,379          2,429
Juice, supplies and other                              1,129          1,174
Unharvested crop costs                                 4,085          7,529
                                               -------------  -------------
   Total                                       $      29,296  $      30,685
                                               -------------  -------------
                                               -------------  -------------

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

Seasonality and Quarterly Results

     Historically, the Company has experienced and expects to continue to experience seasonal and quarterly fluctuations in its revenues. Because of the inherent seasonality of its operations, the Company has traditionally reported its highest revenues and net income in the first and second fiscal quarters as, historically, the Company sold most of its grapes in its first fiscal quarter, and following harvest, sold most of the Company's bulk wine and brandy in its second fiscal quarter. Also, during and after crush, the Company performed many of its wine processing services in the first and second fiscal quarters. In the Company's current fiscal year, El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to the prior year's harvest. The late harvest of grapes resulted in increased revenues in the second and third quarters of fiscal 1999 as compared to the second and third quarters of fiscal 1998.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 WITH THE THREE MONTHS ENDED MARCH 31, 1998

Revenues

     Total revenues for the third quarter of fiscal 1999 (three months ended March 31, 1999) were $22.6 million, an increase of $10.5 million or 86.8%, as compared to revenues of $12.1 million for the third quarter of fiscal 1998 (three months ended March 31, 1998). The overall period to period increase in revenues was primarily due to the delay in the production and sales of bulk wine resulting from the delayed harvest of wine grapes.

     Bulk Wine and Related Services. For the third quarter of fiscal 1999, revenues from bulk wine and related services were $18.8 million, an increase of $11.4 million or 154.1%, as compared to revenues of $7.4 million in the third quarter of fiscal 1998. Such increase primarily resulted from the delay in the California wine grape harvest, as noted above.

     Case Goods and Related Services. In the third quarter of fiscal 1999, revenues from case goods and related services were $3.6 million, a decrease of $.8 million or 18.2%, as compared to revenues of $4.4 million in the third quarter of fiscal 1998. Such period to period decline was primarily due to a decline in private label case goods sales, and the absence of consolidated revenues from the Company's former 80% owned partnership, GSV International Trading Company.

     Grape Sales and Brandy. The Company's grape sales and brandy business segments did not realize a material amount of revenues in the third quarter of fiscal 1999.

Cost of Sales

     Cost of sales includes all direct and indirect costs to produce the Company's marketed products. Bulk wine, case goods and brandy cost of sales generally includes wine grape costs, direct and indirect plant production costs and certain allocated overhead items such as depreciation and insurance. Vineyard costs include farming expenses and direct and allocated indirect costs. For the third quarter of fiscal 1999, total cost of sales was $16.6 million, an increase of $7.4 million or 80.4%, from $9.2 million in the
third quarter of fiscal 1998.   The dollar increase in cost of sales resulted
from the delay in the production and sales of bulk wine due to the delayed harvest of wine grapes. As a percentage of revenues, cost of sales for the third quarter of fiscal 1999 was 73.2%, a decrease from 76.0% in the third quarter of fiscal 1998. Cost of sales decreased on a percentage of revenue basis primarily as a result of the Company's intentional restructuring of its grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy.

Gross Profit

     Gross profit represents revenues less cost of sales. In the third quarter of fiscal 1999, the Company realized gross profit of $6.1 million, an increase of $3.2 million or 110.3%, as compared to gross profit of $2.9 million in the third quarter of fiscal 1998. As a percentage of revenues, gross profit for the third quarter of fiscal 1999 was 27.0%, an increase from
24.0% in the third quarter of fiscal 1998.   Period to period margin growth
was positively impacted by reduced costs of sales in bulk wine, resulting from the Company's internal use of grapes from the Company's vineyards.

Interest Expense

     For the third quarter of fiscal 1999, interest expense was $1.1 million, a decrease of $.7 million or 38.9%, as compared to interest expense of $1.8 million in the third quarter of fiscal 1998. In the first quarter of fiscal 1999, the Company used net proceeds from the IPO to repay approximately $11.9 million in long-term debt, $5.7 million in officer notes and to reduce its outstanding line of credit balance by $4.7 million, thereby reducing interest expense during the first three quarters of fiscal 1999.

Net Income

     For the third quarter of fiscal 1999, net income was $2.0 million, an increase of $2.2 million, as compared to net loss of $.2 million in the third quarter of fiscal 1998. Net income in the third quarter of fiscal 1999 was favorably impacted by revenues that shifted from the second quarter to the third quarter, due to the delayed grape harvest, as well as by the reduction of interest expense discussed above.

Earnings Per Share

     For the third quarter of fiscal 1999, the basic earnings per share was $.21, as compared to basic loss per share of $.02 for the third quarter of fiscal 1998. Net income available to common shareholders for the third quarter of fiscal 1999 was favorably impacted by the increase in net income. As previously announced, management believes that net income for the Company's 1999 fiscal year will be below market expectations by approximately $.15 to $.25 per share.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 WITH THE NINE MONTHS ENDED MARCH 31, 1998

Revenues

     Revenues for the first nine months of fiscal 1999 were $96.4 million, a decrease of $5.3 million or 5.2%, as compared to revenues of $101.7 million for
the first nine months of fiscal 1998.   The overall decrease in revenues was
primarily due to the restructuring of the Company's grape supply relationship with EJ Gallo Winery.

     Bulk Wine and Related Services. For the first nine months of fiscal 1999, revenues from bulk wine and related services were $58.0 million, an increase of $4.2 million or 7.8%, as compared to revenues of $53.8 million in the first nine months of fiscal 1998 due to increased contracted sales of premium red varietal wines.

     Grape Sales. In the first nine months of fiscal 1999, revenues from grape sales were $13.2 million, a decrease of $9.6 million or 42.1%, as compared to revenues of $22.8 million in the first nine months of fiscal 1998. Grape tons delivered to customers decreased to approximately 41,000 tons in the first nine months of fiscal 1999 compared to approximately 76,000 tons in the first nine months of fiscal 1998, primarily as a result of the Company's reallocation of grape resources. For fiscal 1999, the Company restructured its grape contracts to utilize a greater percentage of its own grapes in the internal production of bulk wine and brandy. Additionally, period to period comparisons were affected by the above average grape harvest in the summer of 1997, which resulted in greater than normal grape sales revenues in the first nine months of the Company's 1998 fiscal year.

     Case Goods and Related Services. For the first nine months of fiscal 1999, revenues from case goods and related services were $11.8 million, a decrease of $3.3 million or 21.9%, as compared to revenues of $15.1 million in the first nine months of fiscal 1998. The period to period decline in case goods and related services revenues was primarily due to a decline in certain private label case goods sales and the absence of consolidated revenues from the Company's former 80% owned partnership, GSV International Trading Company.

     Brandy. For the first nine months of fiscal 1999, revenues from the sale of brandy and grape spirits were $13.3 million, an increase of $3.3 million or 33.0%, as compared to revenues of $10.0 million in the first nine months of fiscal 1998. Brandy sales volume increased to approximately 2.4 million proof gallons for the first nine months of fiscal 1999 compared to approximately 1.7 million proof gallons in the first nine months of fiscal 1998 due to an increase in customer demand.

Cost of Sales

     For the first nine months of fiscal 1999, total cost of sales was $72.2 million, a decrease of $3.4 million or 4.5%, from $75.6 million in the first nine months of fiscal 1998. Cost of sales was significantly higher in the first nine months of fiscal 1998 than for the same period in fiscal 1999 due to reserves taken by the Company in fiscal 1998 in connection with disputes concerning the Company's production of certain wine products. As a percentage of revenues, cost of sales for the first nine months of fiscal 1999 was 74.9%, an increase from 74.3% in the first nine months of fiscal 1998. The increase in cost of sales on a percentage of revenue basis resulted from a decrease in revenues due to reduced wine grape tonnage crushed and processed, decreased yield in the conversion of wine grapes to bulk wine and brandy and lower average selling prices of excess 1997 vintage product in 1999, offset by the impact of amounts reserved in FY 98 for disputes.

Gross Profit

     In the first nine months of fiscal 1999, the Company's realized gross profit of $24.2 million, a decrease of $1.9 million or 7.3%, as compared to gross profit of $26.1 million in the first nine months of fiscal 1998. As a percentage of revenues, gross profits for the first nine months of fiscal 1999 were 25.1%, a slight decrease from 25.6% in the first nine months of fiscal 1998. The Company's gross margin for the first nine months of fiscal 1999 was primarily impacted by the items discussed above under "Cost of Sales."

Selling, General and Administrative Expenses

     For the first nine months of fiscal 1999, selling, general and administrative expenses were $4.8 million, a decrease of $8.3 million or 63.4%, from $13.1 million for the first nine months of fiscal 1998. Selling, general and administrative expense was substantially greater in the first nine months of fiscal 1998 than in the first nine months of fiscal 1999 due to a one-time management incentive restructuring charge equaling $8.8 million paid in fiscal 1998.

Interest Expense

     For the first nine months of fiscal 1999, interest expense was $3.7 million, a decrease of $1.5 million or 28.8%, as compared to interest expense of $5.2 million in the first nine months of fiscal 1998. In the first quarter of fiscal 1999, the Company used a portion of the net proceeds from the IPO to repay approximately $11.9 million in long-term debt, $5.7 million in officer notes and to reduce its outstanding line of credit balance by $4.7 million, thereby reducing interest expense for the first nine months of fiscal 1999.

 Net Income

     For the first nine months of fiscal 1999, net income was $9.3 million, an increase of $4.6 million, as compared to net income of $4.7 million in the first nine months of fiscal 1998.

Earnings Per Share

     For the first nine months of fiscal 1999, the basic earnings per share was $.75, as compared to basic earnings per share of $.60 for the first nine months of fiscal 1998. Net income available to common shareholders for the first nine months of fiscal 1999 was impacted by the increase in net income offset by dividend payments of $.4 million on shares of Senior Preferred Stock and, as a result of the IPO, accretion of $1.9 million with respect to Senior Preferred Stock redeemed and Junior Preferred Stock converted in the first quarter of fiscal 1999.

Liquidity and Capital Resources

     The Company's working capital position at March 31, 1999 was $28.0 million, as compared to $8.7 million at June 30, 1998. The increase in working capital is primarily due to the reduction of current liabilities reflecting the use of IPO proceeds, which occurred in July 1998. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Management believes that collateral balances at March 31, 1999 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November and December during the Company's second fiscal quarter. Revolving line of credit balances were $8.7 million at March 31, 1999 and $18.2 million at June 30, 1998. Unused availability under the line of credit was $23.8 million at March 31, 1999.

     Net cash provided by operating activities for the first nine months of fiscal 1999 was $5.1 million, as compared to net cash provided by operations of $5.2 million for the first nine months of fiscal 1998.

     Management expects that the Company's working capital requirements will grow as the business expands and that peak borrowing needs will continue to occur in the second quarter of the Company's fiscal year. Management believes that current working capital, cash generated from operations and funds available under the Company's line of credit will be sufficient to fund working capital requirements and operations for the foreseeable future.

Year 2000 Compliance

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

    The Company has initiated a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 2000. The Company is currently conducting comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. The Company does not believe that its core non-information technology systems, such as its bottling and production equipment, air conditioning/refrigeration units, telephones and faxes will be adversely affected by the Year 2000, but will not know definitively until the Company completes its tests and evaluates such equipment early in the next few months. As part of its Year 2000 compliance program, the Company has contacted or is contacting its significant vendors, suppliers and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company plans to have all Year 2000 compliance initial testing and any necessary conversions completed by the summer of 1999.

    To date, the Company has spent approximately $275,000 to reprogram, replace and test its information technology software for Year 2000 compliance. The remainder of the costs associated with the Company's Year 2000 compliance efforts will be incurred during fiscal 1999 and 2000. The Company estimates the costs of these efforts will be between $125,000 and $175,000 over the remaining life of the project; though such expenditures may increase following testing of non-information technology systems. Costs and expenses arising in connection with the Company's Year 2000 compliance efforts have been, and will be, expensed as incurred.

    The Company currently anticipates that both its core information technology and non-information technology systems will be Year 2000 compliant in sufficient time to avoid business interruptions, though no assurances can be given that the Company's compliance testing will not detect unanticipated Year 2000 compliance problems. Furthermore, the Company does not yet know the Year 2000 compliance status of third parties that are integral to the Company's business and is therefore currently unable to assess the likelihood or the risk to the Company of third party system failures. However, a system failure by any of the Company's significant customers, suppliers or vendors could result in a material adverse effect on the Company's business and operations.

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

Dated: May 14, 1999                      GOLDEN STATE VINTNERS, INC.



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