Form 10-K405
period 1999-06-30
GOLDEN STATE VINTNERS INC
filed 1999-09-28
CIK 1059581

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Class B Common Stock of the Registrant held by non-affiliates of the Registrant on September 23, 1999, based on the closing sales price of the Class B Common Stock as reported by Nasdaq on such date was $29,000,990. All of the shares of Class A Common Stock of the Registrant are held by affiliates of the Registrant.

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of September 23, 1999 was 4,342,528 and 5,155,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS.

RECENT DEVELOPMENTS

    On April 28, 1999 and again on June 28, 1999 Golden State Vintners, Inc. ("GSV" or the "Company") publicly announced that the Company's earnings for the second half of fiscal 1999 would be below analysts' earnings estimates for a number of reasons, including a softness in the premium bulk wine market. Additionally, on June 28, 1999 the Company announced that it had retained Goldman, Sachs & Co. to assist the Company in exploring strategic and financial alternatives to enhance shareholder value.

INTRODUCTION

    The Company is one of the largest suppliers of premium bulk wines, wine processing and storage services, wine grapes and case goods in the United States. Management believes that the Company is a contract supplier of choice for many of the leading branded wineries in California because of its reputation for quality and service, extensive vineyard holdings, strategically located facilities and ability to tailor a full range of products and services to meet the particular needs of its customers. The Company believes that its strong customer relationships, low-cost operations and ability to successfully integrate vineyard and facility acquisitions have enabled GSV to capitalize on recent wine industry trends, including the growth of the premium wine market and the trend by many of the leading branded wineries to outsource wine production.

    The Company provides a broad range of high quality winemaking and processing services, barrel fermentation and bottling and storage services to many of the largest branded wineries in California and to a number of international wineries. The Company supplies premium bulk wine pursuant to long-term supply agreements with Sutter Home Winery ("Sutter Home"), Canandaigua Wine Company ("Canandaigua"), Sebastiani Vineyards ("Sebastiani"), UDV North America ("Heublein"), Vincor International, Inc. ("Vincor") and other wineries. The Company also delivers contract wine processing, barrel fermentation and storage services under contracts with, among others, Robert Mondavi Winery ("Mondavi"), The Wine Group, and Beringer Wine Estates ("Beringer"). The Company also sells wine grapes, primarily to EJ Gallo Winery ("Gallo").

    GSV produces private label case goods for a number of clients, such as Wente Vineyards, Smith Anderson, Trader Joe's and Archer Daniels Midland Co. ("ADM"). In fiscal 1999, the Company derived approximately 11% of its revenues from the sale of bulk wine and case goods outside of the United States. The Company also supplies brandy (a distilled derivative of wine) to primarily a single customer pursuant to a long-term agreement and is one of the largest brandy producers in the United States.

    The combination of GSV's extensive vineyard holdings and five strategically located facilities has enabled the Company to become what management believes is one of California's low-cost producers of premium bulk wine. The Company's 9,600 acres of vineyard properties primarily in California's San Joaquin Valley allow the Company to source high quality wine grapes at a competitive cost. The Company's wine processing facilities are generally modern, efficient and automated, and allow for large scale, low-cost production of premium bulk wine and case goods and the delivery of a full line of winemaking, processing and storage services. Over the last five years, the Company has greatly expanded its presence in the California wine industry by acquiring vineyards and wine and brandy processing facilities and effectively integrating these assets into GSV's winemaking operations.

    Management believes the Company's recent financial performance has benefited from the increasing trend by a number of California's leading branded wineries to outsource various steps in the winemaking process. With the growth in demand for premium wines, these wineries have focused on the marketing of their brands and have invested significant financial resources in building brand awareness and loyalty through marketing and distribution. These wineries have demonstrated a strategic preference towards focusing their resources on brand building as opposed to facility expansion. Management believes that these and other factors in the wine industry have resulted in an increasing need for California's large, branded wineries to outsource the production of premium wine.

                              FISCAL 1999 REVENUES
                             (dollars in millions)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

  BULK WINE AND RELATED SERVICES -
                $65.1                     60%
Grape Sales - $13.3                          12%
Case Goods and Related Services -
$15.8                                        15%
Brandy - $13.6                               13%

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

    The Company sells premium bulk wine to a number of the largest branded wineries in California, including Canandaigua, Sutter Home, Sebastiani and Heublein, and to a number of international wineries, including Vincor. The Company's standard bulk wine supply contract establishes the variety of wine, source of grapes and vintage and generally calls for the delivery of a set number of gallons of wine or processed grape juice at an agreed upon price per ton of grapes. The Company supplies, crushes and processes the grapes and typically stores the wine for six months or more following production. Winemaking standards are usually agreed to by the parties in advance. GSV generally guarantees the quality of the wine produced. Delivery of bulk wine is usually F.O.B. the particular GSV winery.

    In fiscal 1999, approximately 50% of the grapes grown at the Company's vineyards were used internally for the production of bulk wine and brandy. Additionally, the Company purchases grapes in the marketplace in order to meet the needs of its bulk wine and brandy customers. The Company typically buys grapes from numerous growers pursuant to a variety of short-term, long-term, and evergreen grape purchase contracts entered into prior to grape harvest. Additionally, after analyzing anticipated grape yields and grape prices during a harvest, the Company sometimes elects to purchase needed grapes on the spot market.

    The Company produces more than half of its bulk wine at its wine processing facility in Fresno, which has the capacity to handle approximately 100,000 tons of grapes annually (the equivalent of 7.2 million cases), and is used primarily for the production of premium white wine. At the Company's Cutler facility approximately 31,000 tons of red wine grapes (the equivalent of 2.2 million cases) were processed for the production of bulk red wine in fiscal 1999. GSV also processes smaller quantities of premium bulk wine at its St. Helena, Monterey and Reedley facilities. As is customary in the industry, the Company engages the services of commissioned wine brokers to sell bulk wine and services.

    The Company also delivers various wine processing, barrel fermentation and storage services primarily under long-term contracts. GSV is flexible with respect to providing these services and customizes its products and services to meet the unique needs of its customers. The Company offers a number of processing and storage services, including crushing grapes, wine production, fermentation and storage in stainless steel tanks and oak barrels and other winemaking services. Under a typical wine processing and storage contract, a wine processing customer will deliver grapes for crushing, fermentation and storage in separately labeled tanks or barrels. Recently, growth in the "special natural" category of wines has adversely impacted the bulk wine market, especially with respect to the lower priced popular premium segment. The Company believes that the continued popularity of special natural wines may have an adverse impact on bulk wine sales and values of certain varietal grapes grown by the Company in future periods.

GRAPE SALES

    In May 1995, the Company entered into long-term grape supply contracts with Gallo covering certain Chardonnay and Zinfandel grapes. The terms of these contracts extend six years to May 2001. These contracts require the Company to deliver grapes meeting specified sugar levels and other quality measurements. These contracts call for payment in full within 30 days of delivery of the crop to Gallo.

    Approximately 50% of the Company's grapes from the 1998 harvest were retained by the Company for internal use in the production of bulk wine and brandy. Thus, revenues from grape sales declined significantly in GSV's 1999 fiscal year. The Company believes this use of grapes is a potentially more profitable allocation of the Company's resources. Certain of the Company's grape purchase contracts require GSV to purchase the entire grape production of a number of small vineyards. Thus, the Company must purchase varieties of grapes in excess of quantities required in its production of bulk wine. The Company generally resells these grapes into the market at approximate cost.

CASE GOODS AND RELATED SERVICES

    The Company produces proprietary and private label products and provides custom bottling and storage services. These case goods sales are comprised of wine bottled and sold in a case containing twelve 750ml bottles, or the volume equivalent. The Company sold more than 900,000 cases of wine and wine related products and services in its 1999 fiscal year. In fiscal 1999, the sale of case goods produced and bottled for third parties, or "private" case goods, accounted for more than 50% of total case goods revenues, while case goods products sold under the Company's proprietary labels accounted for the remainder of such revenues.

    PRIVATE LABEL CASE GOODS. The sale of private label case goods can include any or all of the various steps in the winemaking process, from the purchase and processing of grapes, aging and storage of wine to the bottling and labeling of the finished product. The majority of the Company's private label case goods revenues in fiscal 1999 were derived from three customers based on short-term arrangements that may terminate at any time. Private label case goods are produced and bottled at the Company's St. Helena and Cutler facilities.

    PROPRIETARY AND CONTROL BRANDS. The Company sells proprietary wine products under a variety of brands in the generic and premium wine categories. Generally, the Company's BOUNTY and LEBLANC labels sell in the jug category, the Company's GOLDEN STATE VINTNERS, CUTLER CREEK, J. WILE, MUIRFIELD, SUMMERFIELD and WESTON brands sell in the popular premium category, the Company's MONTHAVEN, and DIAMOND GROVE labels compete in the superpremium category and the Company's EDGEWOOD ESTATE label is sold in the ultrapremium category. The Company's proprietary wines include different types of premium varietal wines, including vintage Cabernet Sauvignon, Chardonnay, Merlot and Zinfandel. Many of the Company's proprietary wines are produced, processed and/or bottled at the Company's St. Helena winery. The Company's proprietary products are sold primarily through third party distributors and directly to specific wine and general merchandise retailers.

    The Company also offers its proprietary brands to retailers, such as large supermarket chains, for sale on an exclusive basis in certain defined geographic regions. The terms of the exclusive arrangements for the Company's "control brands" vary from customer to customer and are negotiated directly with retailers, rather than through wine wholesalers.

BRANDY

    Brandy is produced by processing grapes into wine, distilling the wine and aging the product in oak barrels for a minimum of two years until declared brandy. The Company is among the largest brandy processors in the United States and has a long-term brandy production agreement to produce brandy for sale under the CHRISTIAN BROTHERS label currently owned by Heaven Hill Distilleries, Inc. The Christian Brothers label was previously owned by Heublein through May, 1999. Under the terms of this agreement, GSV is paid for all aspects of the brandy distillation process, including the purchase of grapes, storage and various processing charges. The Company also produces limited quantities of brandy for other customers.

INTERNATIONAL

    Approximately 11% of the Company's revenues in its 1999 fiscal year were derived from the sale of wine and wine products internationally. The Company exports bulk wine and case goods to a number of foreign locations, including Canada, Europe and Asia.

WINEMAKING FACILITIES

    The Company's five winemaking, distilling and processing facilities are located in Fresno, Monterey, Napa and Tulare counties and are adjacent to primary grape growing and winemaking regions in California.

    The table below identifies the name of each of the Company's facilities and the approximate tonnage of grapes crushed, the number of gallons of wine or brandy produced, the related case equivalent, and the number of gallons of wine or brandy cooperage capacity at each facility. The information presented below relates to activities at the Company's winemaking facilities following the 1998 harvest, which are reflected in the Company's 1999 fiscal year.

               PRODUCTION AT THE COMPANY'S WINEMAKING FACILITIES

                                                                                     GALLONS OF
                                                   TONS OF GRAPES       CASE          COOPERAGE
FACILITY NAME                                         CRUSHED       EQUIVALENT(1)     CAPACITY
-------------------------------------------------  --------------  ---------------  -------------
                                                                           (IN MILLIONS)
Fresno...........................................        73,200             5.2            21.6
Cutler...........................................        31,500             2.3            15.9
Reedley..........................................        56,900             2.5(2)         17.4
Monterey.........................................        16,200             1.2             8.6
Napa Valley......................................         3,400             0.2             1.1
                                                        -------             ---           -----
    Total........................................       181,200            11.4            64.6
                                                        -------             ---           -----
                                                        -------             ---           -----

------------------------

(1) It is industry custom to convert one ton of wine grapes into 170 gallons of wine, and to convert gallons of wine into cases of twelve 750ml bottles at the rate of 2.3775 gallons per case.

(2) A majority of grapes processed at Reedley were distilled into brandy and grape spirits.

    FRESNO. The Company's Fresno winery is situated on six acres within the Company's 4,400 acre Fresno vineyard and is located approximately 10 miles southwest of the city of Fresno. The Fresno winery serves as the Company's bulk wine processing center for primarily varietal white wines, including Chardonnay and White Zinfandel.

    CUTLER. The Company's Cutler facility is the original GSV winery and is located on approximately 120 acres in Tulare County north of the town of Visalia. The Cutler winery serves as the Company's primary bulk red wine processing center including Cabernet Sauvignon and Merlot. Additionally, the Cutler facility also has a bottling facility servicing the jug and popular premium segments.

    REEDLEY. The Company's Reedley facility is located on a 246-acre parcel in southern Fresno County, northwest of the town of Reedley. The Company uses the Reedley facility primarily for the production and storage of brandy. Additionally, the Reedley facility produces red and dessert wines.

    MONTEREY. The Monterey winery is located on 81 acres in the town of Soledad, in Monterey County, near California's central coast wine region. The Company uses the winery primarily for custom processing of small lots of superpremium and ultrapremium white and red wines for GSV's wine processing customers.

    NAPA VALLEY WINERY. The Company's Napa Valley winery in St. Helena occupies approximately 22 acres and is located in the town of St. Helena fronting Highway 29, in Napa Valley. The Napa Valley winery produces primarily superpremium and ultrapremium white and red wines for a number of the leading branded wineries in California. A significant portion of the Company's proprietary and control label case goods are produced and bottled at the Napa Valley winery.

    NAPA VALLEY WAREHOUSE. The Company uses the Napa Valley warehouse primarily for third-party oak barrel storage and related services. The Napa Valley warehouse has a 24,000-barrel storage capacity, which was virtually full in fiscal 1999.

    FACILITY EXPANSION. The Company has nearly completed its two year, $20 million capital expenditure program. The purpose of the program has been primarily to upgrade and expand its facilities by the 1999 crush in order to meet the anticipated increasing capacity and quality needs of its customers.

VINEYARD OPERATIONS

    The Company owns more than 9,600 acres of vineyard properties, of which approximately 8,700 acres are permanently planted. The table below identifies the name of each of the Company's vineyards and the acres of wine grapes at each vineyard.

                       THE COMPANY'S VINEYARD PROPERTIES

                                                                                           APPROXIMATE
VINEYARD NAME                                                           COUNTY LOCATION   ACRES PLANTED
----------------------------------------------------------------------  ---------------  ---------------
Fresno Vineyard.......................................................      Fresno              3,853
Gravelly Ford Vineyard................................................      Madera              2,136
Lost Hills Vineyard...................................................       Kern               1,410
Cawelo Vineyard.......................................................       Kern                 661
Mazzie Vineyard.......................................................       Kern                 619
Monterey Vineyard.....................................................     Monterey                57
St. Helena Vineyard...................................................       Napa                  20
                                                                                                -----
    Total.............................................................                          8,756(1)
                                                                                                -----
                                                                                                -----

------------------------

(1) Includes 376 vineyard acres under development.

    GRAPE PRODUCTION. The following table shows GSV's net vine production by grape variety from the 1994 to 1998 harvest years and the total grape tonnage produced by GSV following each summer grape harvest. Information regarding the Company's 1999 harvest is not yet available, however management believes that the 1999 harvest will be below historical per acre yields.

              NET PRODUCTION ACRES OWNED BY GSV AND TONS PRODUCED

                                                                                   NET PRODUCTION ACRES
                                                                   -----------------------------------------------------
GRAPE VARIETY                                                        1994       1995       1996       1997       1998
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
French Colombard.................................................      3,162      3,114      3,114      2,965      2,965
Zinfandel (1)....................................................        135      1,211      1,211      1,211      1,211
Chardonnay (2)...................................................          0        875        875      1,124      1,124
Ruby Cabernet....................................................        941        941        941        941        941
Merlot (1).......................................................        125        537        687        687        687
Barbera..........................................................        379        379        379        379        379
Carnelian........................................................        344        344        344        344        344
Chenin Blanc.....................................................        861        418        418        313        313
Other............................................................      1,110        371        416        416        416
                                                                   ---------  ---------  ---------  ---------  ---------
    Total Net Production Acres...................................      7,057      8,190      8,385      8,380      8,380
    Total Tons Produced..........................................     68,311     59,183     72,896     88,209     84,122

------------------------

(1) Grafted in 1995.

(2) Grafted in 1995 and 1996.

    Typically, the Company's vineyards yield approximately 9.5 tons per acre. Due to a bountiful harvest in the summer of 1997, the Company picked a record harvest of 88,000 tons of grapes, an average of approximately 10.5 tons of grapes per acre. The Company's 1998 harvest was at more typical levels and management believes that the 1999 harvest will be below 1998 yields.

    In the Company's 1999 fiscal year, approximately $1.6 million was spent on the Company's vineyards, primarily on vineyard development costs. While the Company historically grafted its vineyards to respond to the changing demands for varietal grapes, the Company believes that replanting is a preferable alternative, due to an overall increase in long-term yields of replanted vineyards.

    VITICULTURAL PRACTICES. The Company's vineyards and vineyard operations benefit from above average soil quality and the availability of an economical and dependable supply of high quality water. The large, contiguous vineyards are almost entirely machine harvested. Management believes the Company's farming and harvesting costs per acre of vineyard are below the average per acre farming cost of a typical California vineyard. The Company follows a progressive vineyard management philosophy. Short-term needs such as pruning, fertilizing, pesticide spraying and harvesting are contracted to multiple service providers.

    WATER SUPPLY. The Company's Fresno, Gravelly Ford, Mazzie and Cawelo Vineyards benefit from deep aquifers that provide a relatively inexpensive water source. The Company irrigates these vineyards from wells located on or near these properties. The quality of the water obtained from the wells is good. The Company's Lost Hills Vineyard relies upon area water district-supplied water, which is allocated among surrounding properties and uses. The Company believes its sources of water will be available and sufficient for the foreseeable future, but various factors such as drought or contamination could adversely affect the Company's water supply.

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

    In 1997, GSV discovered a phylloxera infestation in certain acres of the Company's vineyards. The Company believes that the lighter, sandy, porous soil in its Fresno, Madera and Kern County vineyards, as compared to the heavier, clay-like soil in more northern regions such as Napa and Sonoma Counties, hinders the growth and spread of phylloxera. Additionally, high soil temperatures and vine vigor in the Central and Southern San Joaquin Valley mitigate root damage that can be caused by phylloxera. The grape production from the Company's phylloxera-infested acres in the 1998 harvest did not evidence lower yields than in other, unaffected acres. Thus, the Company does not believe phylloxera will have a material adverse effect on vineyard operations and production, though there can be no assurances phylloxera will not adversely affect the Company's future harvests.

    Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix and various grapevine diseases, such as Pierce's disease, which has destroyed portions of a number of vineyards in Southern California and elsewhere. Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss. Gophers, rabbits, deer and birds can also pose a problem for vineyards, and wine grapevines are also susceptible to certain viral infections which may cause reduction of yields. The presence of potentially harmful nematodes in relatively high numbers has been detected in certain acres of the Company's vineyards. The Company has countered the infestation with improved irrigation management and soil fertilization. The Company believes none of these infestations or infections currently pose a major threat to the Company's vineyards, although they could do so in the future.

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

    The Company also experiences competition from its current and potential customers. There are an estimated 800 commercial wineries that produce and market California wine, although, according to Fredrikson, nine wineries account for approximately 61% of California wine sales, based on total volume of California wine shipments in 1998. Certain major wineries, including many of the Company's customers, grow a significant amount of the grapes they need to make wine and produce wine for their own branded labels.

    Numerous wine producers in Europe, South America, South Africa and Australia also compete with GSV by exporting their wine into the United States. Most imports are bottled wines; however, some wineries have imported bulk wine for bottling and sale in the United States. According to Gomberg, Fredrikson and Associates, a wine industry consulting firm, bulk table wine imports into the United States for these purposes increased from approximately 605,000 gallons in 1995 to approximately 8.0 million gallons in 1998.

    The Company does not believe that it faces a significant competitive threat from new entrants into the wine grape growing and wine production markets due to the substantial capital investments and lengthy start-up periods involved in the development of productive vineyards and winemaking facilities and the establishment of customer relationships. Rather, the expansion of the Company's current competitors and the entry of the Company's customers into the bulk wine business pose a more significant long-term competitive concern for the Company. Further, the growth in the special natural wine category, which is an alcoholic beverage made up of less than 50% wine, will increase competition for shelf space with the popular premium segment of the market, which could adversely impact the Company's bulk wine and certain varietal grape sales.

CUSTOMERS

    The Company provides premium bulk wine pursuant to long-term supply agreements to wineries such as Canandaigua, Sutter Home, Sebastiani, and Heublein and sells wine grapes to Gallo and others pursuant to long-term grape purchase contracts. Boisset, Wente, Smith Anderson, Trader Joe's and ADM were among the Company's private label case goods customers in fiscal 1999. The Company also provides various wine processing services for Mondavi, Beringer and The Wine Group, among other wineries, and brandy distillation and production for Heublein. The Company sells bulk wine internationally to Vincor, Calona Wines Limited and Vin & Sprit AB among other wineries.

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

TRADEMARKS

    The Company's trademarks include GOLDEN STATE VINTNERS, and the proprietary labels EDGEWOOD ESTATE, MONTHAVEN, DIAMOND GROVE, SUMMERFIELD, WESTON, CUTLER CREEK, BOUNTY, J. WILE, MUIRFIELD, LEBLANC and GOLDEN GATE VINEYARDS.

EMPLOYEES

    As of June 30, 1999, the Company had approximately 180 full-time equivalent employees. The Company believes that its employee relations are good. GSV also employs seasonal labor for wine processing services and other related tasks, primarily during the late summer and early fall months and contract labor through independent sources as needed for vineyard development, pruning and harvesting.

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

CONCENTRATION OF CUSTOMERS

    During fiscal 1999, five of the Company's customers accounted for approximately 51% of the Company's revenues, with Heublein and Canandaigua accounting for approximately 17% and 12%, respectively. While some of the Company's largest customers have entered into some form of long-term contract with the Company, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business the Company is currently conducting with such customers will continue at such levels. The loss of any one of the Company's major customers or a significant reduction in the volume of their business with the Company could have a material adverse effect on GSV's business, financial condition and results of operations.

    In the Company's 1999 fiscal year, approximately 50% of the Company's grape production (on a per ton basis) was contracted for sale to Gallo. Such grape sales accounted for approximately 9% of the Company's revenues in fiscal 1999. The Company restructured its grape supply arrangements with Gallo, and as the Company went into the 1998 harvest, most of its grape production was not subject to guaranteed purchase contracts with Gallo or with any other customer. As a result of these restructuring efforts, GSV experienced a significant decline in grape sale revenues for the Company's 1999 fiscal year. Further, if the wine industry were to experience a significant decline in the price of wine grapes, there can be no assurance that the Company could profitably use or sell such grapes, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to have long-term grape supply contracts with Gallo, covering certain Zinfandel and Chardonnay grapes.

AGRICULTURAL RISKS

    Grape production is subject to a variety of agricultural risks. Extreme weather conditions can materially and adversely affect the quality and quantity of grapes produced. In 1995 and 1996, variability in production yields in California's Central Valley contributed to a significant decline in the tonnage of grapes produced by virtually all vineyards, including those of the Company. Additionally, in January 1997, severe flooding in the San Joaquin River Basin destroyed a number of protective levees, damaging a small portion of the Company's Gravelly Ford vineyards, which damage was not entirely insured. There can be no assurance that inclement weather in the future will not affect a substantial portion of the Company's vineyards in any year and have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Substantially all of the Company's vineyards are planted on their own rootstock that is not phylloxera-resistant. In the fall of 1997, phylloxera was discovered in certain acres of the Company's vineyards. The Company believes that the scope of this phylloxera infestation is modest, though there can be no assurance in that regard. Additionally, GSV believes the climate, soil and water conditions in California's San Joaquin Valley slow the development of phylloxera in vineyard roots. Further, 1998 harvest yields from the Company's phylloxera-infested acres were not notably lower than yields from surrounding, non-infested acreage. There can, however, be no assurance that phylloxera will not spread throughout adjoining vineyard acres, reduce yields and require a significant investment in replanting with disease-resistant root stock, all of which would have a material adverse effect on the Company.

    Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix and various grapevine diseases, such as Pierce's disease, which has destroyed portions of a number of vineyards in Southern California and elsewhere. Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss. Gophers, rabbits, deer and birds can also pose a problem for vineyards, and wine grapevines are also susceptible to certain viral infections which may cause reduction of yields. In addition, the presence of potentially harmful nematodes in relatively high numbers has been detected in certain acres of the Company's vineyards. None of these infestations or infections currently poses a major threat to the Company's vineyards, although they could do so in the future and could subject the vineyards to severe damage, which could have a material adverse effect on the Company.

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

DEPENDENCE ON CONSUMER DEMAND

    The growth of the wine industry and the success of the Company's business depend to a significant extent on a number of factors relating to discretionary consumer spending, including the general condition of the economy, federal, state and local taxation, the deductibility of business entertainment expenses under federal and state tax laws and general levels of consumer confidence. Imposition of excise or other taxes on wine could negatively impact the wine industry by increasing wine prices for consumers. The wine industry is also subject to changes in consumer tastes and preferences. To the extent wine consumers reduce consumption of wine in favor of other beverages, such as special natural wines, or if there should be any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending generally, or purchases of wine specifically, demand for wine and for the Company's products and services could decline.

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

DEMAND FOR BULK WINE

    Bulk wine and related services accounted for approximately 60% of GSV's revenues in its 1999 fiscal year. Recently, the Company has focused its resources on expanding this portion of its business. Any loss of a major bulk wine customer could reduce GSV's bulk wine revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CASE GOODS SALES

    Sales of case goods and related services accounted for approximately 15% of revenues in its 1999 fiscal year. A significant portion of the Company's case goods revenues consists of short-term private label case goods sales. Additionally, the Company's higher margin proprietary case goods revenues resulted from sales of the Company's relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect the Company's case goods sales.

WINE GRAPE SUPPLY; PRICING

    The Company believes the demand for wine grapes has increased substantially over recent years and has generally outpaced grape supply. As a result, prices for premium California wine grapes were at historically high levels following the 1996 harvest and through the 1998 harvest. However, a number of recent developments, including (1) plantings of new vineyards, (2) yield enhancements through technological advances, (3) denser plantings of vines, and (4) availability of wine from foreign sources, should greatly increase grape supply, resulting in likely downward price pressure following the 1999 harvest. Such increases in supply have resulted in certain California premium wine grape prices and wine prices to decline significantly, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

SEASONALITY OF BUSINESS; QUARTERLY REVENUES; FLUCTUATING RESULTS

    The wine grape business is extremely seasonal and the Company recognizes the vast majority of its revenues in the first six months of its fiscal year. GSV is not positioned to maximize quarter-to-quarter results, and its quarterly results should not be considered indicative of those to be expected for a full year. The Company recorded 68% of its revenues during the first six months of the Company's 1999 fiscal year. GSV has historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. In fiscal 1999, El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to the prior year's harvest. The late harvest of grapes resulted in increased revenues in the second and third quarters of fiscal 1999 as compared to the second and third quarters of fiscal 1998. Seasonality of revenues also affects the Company's cash flow requirements. In the past, GSV has borrowed funds under lines of credit from late summer through the fall to finance inventory build-up during the fall crush season. GSV also historically borrows funds through the spring and summer to finance crop production costs through harvest. Such seasonality in revenues and borrowings may lead to significant fluctuations in the Company's reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

VOLATILITY OF STOCK PRICE

    The market price of the shares of Class B Common Stock has declined sharply since the Company's initial public offering in late July 1998. The market price for such shares could continue to be volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, industry consolidation, conditions and trends in the wine industry, changes in recommendations and estimates by security analysts, general market conditions and other factors. There can be no assurance that an active trading market of the Class B Common Stock will be sustained. In addition, stock markets from time to time have experienced price and volume fluctuations that have affected the market price for many companies and that frequently have been unrelated to the operating performance of those companies. Such market fluctuations may adversely affect the market price of the Class B Common Stock.

YEAR 2000 COMPLIANCE

    A significant percentage of the software that runs most of the computers in the United States relies on two digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000. The Company has completed a comprehensive program to identify, evaluate and address issues associated with the ability of its software and operating systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. The Company currently anticipates that both its information technology and core, non-information technology systems will be Year 2000 compliant in sufficient time to avoid business interruption, though no assurances can be given that GSV's significant vendors, suppliers and customers will be Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.  PROPERTIES.

    The Company leases approximately 5,130 square feet for its executive corporate office in Greenbrae, California under a sublease expiring in May 2000. The Company believes its existing executive office facility will be adequate to meet the Company's needs for the foreseeable future and that additional space will be available as needed at commercially reasonable rates. In addition, the Company owns all of the vineyards and winemaking facilities described above under "Business--Vineyard Operations" and "--Winemaking Facilities".

ITEM 3.  LEGAL PROCEEDINGS.

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Company's Class B Common Stock commenced trading on the Nasdaq National Market on July 22, 1998. The following table sets forth the high and low sales prices for the Class B Common Stock, as reported by Nasdaq, since July 22, 1998.

FISCAL YEAR ENDING JUNE 30, 1999                                                                   HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First Quarter (commencing July 22, 1998).......................................................  $   18.12  $    9.00
Second Quarter.................................................................................  $   12.31  $    6.88
Third Quarter..................................................................................  $   15.50  $   10.25
Fourth Quarter.................................................................................  $   12.00  $    4.75

    The last reported sale price of the Class B Common Stock on the Nasdaq National Market on September 23, 1999 was $5.625 per share. As of September 23, 1999, there were 51 holders of record of the Company's Class B Common Stock.

    There is no established public trading market for the Company's Class A Common Stock. As of September 23, 1999, there were four holders of record of the Company's Class A Common Stock.

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

                                           OLD GSV                       NEW GSV
                                          ---------   ---------------------------------------------
                                           JULY 1,    APRIL 27,              YEAR ENDED
                                           1994 TO     1995 TO                JUNE 30,
                                          APRIL 26,   JUNE 30,   ----------------------------------
                                            1995        1995      1996     1997     1998     1999
                                          ---------   ---------  -------  -------  -------  -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................   $42,851    $  4,037   $71,755  $95,785  $111,994 $107,755
Cost of sales (1).......................    34,772       3,949    58,468   71,662   83,684   83,383
Gross profit............................     8,079          88    13,287   24,123   28,310   24,372
Selling, general, and administrative
  expenses (2)..........................     3,364         951     5,042    7,408   14,451    8,126
Income (loss) from operations...........     4,715        (863 )   8,245   16,715   13,859   16,246
Interest expense........................     2,797         920     5,344    5,880    6,867    4,522
Other expense (income), net.............        44           1       394      677      356       15
Income (loss) before income taxes.......     1,874      (1,784 )   2,507   10,158    6,636   11,709
Net income (loss).......................     1,874      (1,784 )   1,924    6,170    4,184    8,261
Redeemable preferred stock dividends....     --          --       (1,290)  (1,314)  (1,272)    (400)
Accretion on preferred stock............     --          --        --       --       --      (1,928)
Redemption of Junior Preferred Stock....     --          --        --        (405)   --       --
                                          ---------   ---------  -------  -------  -------  -------
Income (loss) available to common
  stockholders..........................     1,874      (1,784 )     634    4,451    2,912    5,933
                                          ---------   ---------  -------  -------  -------  -------
Earnings (loss) per common share (3):
  Basic.................................              $   (.26 ) $   .09  $   .65  $   .42  $   .63
                                                      ---------  -------  -------  -------  -------
                                                      ---------  -------  -------  -------  -------
  Diluted...............................              $   (.26 ) $   .09  $   .65  $   .41  $   .62
                                                      ---------  -------  -------  -------  -------
                                                      ---------  -------  -------  -------  -------
Weighted average shares outstanding (3):
  Basic.................................                 6,856     6,856    6,860    6,918    9,349
                                                      ---------  -------  -------  -------  -------
                                                      ---------  -------  -------  -------  -------
  Diluted...............................                 6,856     6,856    6,860    7,325    9,621
                                                      ---------  -------  -------  -------  -------
                                                      ---------  -------  -------  -------  -------

                                                                             NEW GSV
                                                      -----------------------------------------------------
                                                                            JUNE 30,
                                                      -----------------------------------------------------
                                                        1995       1996       1997       1998       1999
                                                      ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital.....................................  $   8,735  $   9,335  $   9,386  $   8,846  $  22,025
Total assets........................................     80,941     90,435    102,111    124,519    128,520
Total long-term debt................................     44,322     42,973     49,781     51,918     39,250
Redeemable preferred stock..........................      9,978     10,034      8,813      8,951     --
Stockholders' equity................................     10,037     10,670     12,574     18,136     57,483

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, EACH OF WHICH IS INCLUDED ELSEWHERE IN THIS FORM 10-K. FOR COMPARATIVE PURPOSES ONLY, DATA FOR THE PERIODS JULY 1, 1995 TO APRIL 26, 1995 AND APRIL 27, 1995 TO JUNE 30, 1995 HAVE BEEN COMBINED AND REFLECTED BELOW IN ALL REFERENCES TO THE COMPANY'S 1995 FISCAL YEAR. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 27A OF THE SECURITIES ACT AND
SECTION 21E OF THE EXCHANGE ACT, THAT INVOLVE RISKS AND UNCERTAINTIES. GSV'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

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

    In the fiscal year ended June 30, 1997 and 1998, Management Incentives of $2.1 and $8.8 million, respectively were included in the selling, general and administrative expenses reported for such periods. With respect to the fiscal year ended June 30, 1998, $1.5 million of such $8.8 million of Management Incentives arose as a result of the acceleration of certain estimated bonus amounts due under the Old Agreement. As of December 31, 1997, (a) the Old Agreement was terminated, eliminating the O'Neill Bonus, and (b) each of the O'Neill SARs and the Thompson SARs were replaced with a combination of compensation paid partly in cash and partly with promissory notes and fully vested non-qualified stock options having an exercise price of $12.07 per share (the "Replacement Incentives"). Such Replacement Incentives will not have a material impact on the Company's net income in future periods, but, as a result of the fully vested nature of the options granted to Messrs. O'Neill and Thompson, could impact GSV's future earnings per share. None of the Replacement Incentives contains a formula based bonus. Additionally, the Company does not anticipate that bonuses paid to Mr. O'Neill will be material under the terms of his current employment agreement.

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

O'Neill and Thompson used their respective Executive Cash Payments to exercise stock options and to pay certain income taxes due. See "Certain Relationships and Related Transactions" and Note 12 of Notes to Consolidated Financial Statements.

    The table below sets forth summary statement of operations data for the three fiscal years ended June 30, 1999:

                      SUMMARY STATEMENT OF OPERATIONS DATA
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                             ---------------------------------
                                                               1997        1998        1999
                                                             ---------  ----------  ----------
Revenues...................................................  $  95,785  $  111,994  $  107,755
Cost of sales..............................................     71,662      83,684      83,383
                                                             ---------  ----------  ----------
Gross profit...............................................     24,123      28,310      24,372
Selling, general and administrative expenses...............      7,408      14,451       8,126
                                                             ---------  ----------  ----------
Income (loss) from operations..............................     16,715      13,859      16,246
Interest expense...........................................      5,880       6,867       4,522
Other expense (income), net................................        677         356          15
                                                             ---------  ----------  ----------
Income before income taxes.................................     10,158       6,636      11,709
Income taxes...............................................      3,988       2,452       3,448
                                                             ---------  ----------  ----------
Net income.................................................  $   6,170  $    4,184  $    8,261
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

    The following table reflects summary statement of operations data shown above, expressed as a percentage of revenues:

                             PERCENTAGE OF REVENUES

                                                                             YEAR ENDED JUNE 30,
                                                                       -------------------------------
                                                                         1997       1998       1999
                                                                       ---------  ---------  ---------
Revenues.............................................................      100.0%     100.0%     100.0%
Cost of sales........................................................       74.8       74.7       77.4
                                                                       ---------  ---------  ---------
Gross profit.........................................................       25.2       25.3       22.6
Selling, general and administrative expenses.........................        7.7       12.9        7.5
                                                                       ---------  ---------  ---------
Income (loss) from operations........................................       17.5       12.4       15.1
Interest expense.....................................................        6.2        6.2        4.2
Other expense, net...................................................        0.8        0.3        0.0
                                                                       ---------  ---------  ---------
Income before income taxes...........................................       10.6        5.9       10.9
Income taxes (benefit)...............................................        4.2        2.2        3.2
                                                                       ---------  ---------  ---------
Net income...........................................................        6.4        3.7        7.7
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

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

As a result, the Company typically reports lower revenues and net income (loss) in the third and fourth fiscal quarters. In fiscal 1999, El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to the prior year's harvest. The late harvest of grapes resulted in increased revenues in the second and third quarters of fiscal 1999 as compared to the second and third quarters of fiscal 1998.

    The following table illustrates the seasonality of the Company's revenues, gross profit and net income (loss) for each of the four fiscal quarters of the Company's 1999 fiscal year:

             QUARTERLY REVENUES, GROSS PROFIT AND NET INCOME (LOSS)

                                                       FISCAL 1999 QUARTER ENDED
                                            ------------------------------------------------
                                            SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                            ---------  -----------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
Revenues..................................  $  17,756  $    56,008  $    22,607  $    11,384
Percent of revenues for the year ended
  June 30, 1999...........................       16.5%        52.0%        21.0%        10.5%
Gross profit..............................  $   4,953  $    13,185  $     6,050  $       184
Percent of gross profit for the year ended
  June 30, 1999...........................       20.3%        54.1%        24.8%          .8%
Net income (loss).........................  $   1,186  $     6,150  $     1,981  $   (1,056)
Percent of net income (loss) for the year
  ended June 30, 1999.....................       14.4%        74.4%        24.0%      (12.8)%

    Through the third quarter of fiscal 1999, the Company had projected certain levels of inventory as of June 30, 1999 for use in its calculation of its last-in, last-out (LIFO) inventory valuation. However, actual inventory levels at June 30, 1999 were substantially higher than the projected levels. Consequently, a year-end adjustment of approximately $2.6 million in the fourth quarter of fiscal 1999 was recognized for the change between interim and final year end LIFO balances.

RESULTS OF OPERATIONS

    The following table illustrates the Company's revenues by source for the periods indicated:

                               REVENUES BY SOURCE
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                             ---------------------------------
                                                               1997        1998        1999
                                                             ---------  ----------  ----------
Revenues:
  Bulk wine and related services...........................  $  50,228  $   58,928  $   65,116
  Grape sales..............................................     18,585      22,817      13,261
  Case goods and related services..........................     15,829      19,941      15,795
  Brandy...................................................     11,143      10,308      13,583
                                                             ---------  ----------  ----------
    Total revenues.........................................  $  95,785  $  111,994  $  107,755
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

    The following table illustrates the Company's revenues by source for the periods indicated, expressed as a percentage of revenues:

                        PERCENTAGE OF REVENUES BY SOURCE

                                                                             YEAR ENDED JUNE 30,
                                                                       -------------------------------
                                                                         1997       1998       1999
                                                                       ---------  ---------  ---------
Revenues:
  Bulk wine and related services.....................................       52.5%      52.6%      60.4%
  Grape sales........................................................       19.4       20.4       12.3
  Case goods and related services....................................       16.5       17.8       14.7
  Brandy.............................................................       11.6        9.2       12.6
                                                                       ---------  ---------  ---------
    Total revenues...................................................        100%       100%       100%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

REVENUES

    Revenues for the fiscal year ended 1999 were $107.8 million, a decrease of $4.2 million or 3.8%, as compared to revenues of $112.0 million in the fiscal year ended 1998. The overall decrease in revenues was primarily due to the restructuring of the Company's grape supply relationship with Gallo and a smaller grape harvest in general, and, to a lesser extent, a reduction in case goods revenues.

    BULK WINE AND RELATED SERVICES. For the Company's 1999 fiscal year, revenues from bulk wine and related services were $65.1 million, an increase of $6.2 million or 10.5%, as compared to revenues of $58.9 million in fiscal 1998. This increase in revenues is primarily due to higher customer demands for contracted premium red varietal bulk wines and the increase of bulk wine production and processing and storage service operations at the Company's Monterey facility.

    GRAPE SALES. In fiscal 1999, revenues from grape sales were $13.3 million, a decrease of $9.5 million or 41.7%, as compared to revenues of $22.8 million in fiscal 1998. Grape tons delivered to customers decreased to approximately 41,000 tons in fiscal 1999 compared to approximately 76,000 tons in fiscal 1998. This was primarily a result of the Company's planned re-allocation of grape resources. For fiscal 1999, the Company restructured its grape contracts to utilize a greater percentage of its own grapes in the internal production of bulk wine and brandy. Additionally, year-to-year comparisons were affected by the above-average grape harvest in the summer and autumn of 1997, which resulted in greater than normal grape revenues in the Company's 1998 fiscal year, and the following season's average harvest in 1998, reducing grape revenues in fiscal year 1999.

    CASE GOODS AND RELATED SERVICES. For fiscal 1999, revenues from case goods and related services were $15.8 million, a decrease of $4.2 million or 21.0%, as compared to revenues of $20.0 million in fiscal 1998. The period-to-period decline in case goods and related services revenues was primarily due to a decline in certain Far East private label case goods sales and the absence of consolidated revenues from the Company's former 80%-owned partnership, GSV International Trading Company.

    BRANDY. For fiscal 1999, revenues from the sale of brandy and grape spirits were $13.6 million, an increase of $3.3 million or 32.0%, as compared to $10.3 million in revenues from the previous period. Brandy sales volume increased to approximately 2.4 million proof gallons for fiscal 1999 compared to approximately 1.7 million proof gallons in fiscal 1998, due to an increase in customer demand.

COST OF SALES

    Cost of sales includes all direct and indirect costs to produce the Company's marketed products. Bulk wine, case goods and brandy cost of sales generally include wine grape costs, direct and indirect plant production costs and certain allocated overhead items such as depreciation and insurance. Vineyard costs include farming expenses and direct and allocated indirect costs. For fiscal 1999, total cost of sales was $83.4 million, a decrease of $.3 million or 0.4%, from $83.7 million in fiscal 1998. As a percentage of revenues, for fiscal 1999, cost of sales was 77.4%, an increase from 74.7% for fiscal 1998. The increase in cost of sales on a percentage of revenue basis resulted from a lower than planned fixed costs absorption caused by reduced wine grape tonnage crushed and processed and a lower volume of case goods sold, decreased yields in the conversion of wine grapes to bulk wine and brandy, lower average selling prices of bulk spot market 1997 and 1998 vintage product sold in 1999, and by a substantial increase in the Company's LIFO reserve, offset by the impact of amounts reserved in fiscal 1998 for wine product contingent liabilities.

GROSS PROFIT

    In fiscal 1999, the Company realized gross profit of $24.4 million, a decrease of $3.9 million or 13.8%, as compared to gross profit of $28.3 million for fiscal 1998. As a percentage of revenues, in fiscal 1999 gross margin declined to 22.6%, from 25.3% in fiscal 1998. The Company's gross margin for fiscal 1999 was primarily impacted by the items discussed above under "Cost of Sales".

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses include general administrative items, corporate overhead and expenses relating to the Management Incentives. For fiscal 1999, selling, general and administrative expenses were $8.1 million, a decrease of $6.4 million or 44.1%, from $14.5 million for fiscal 1998. Selling, general and administrative expense was substantially lower in fiscal 1999 than in fiscal 1998, due to a one-time management incentive restructuring charge equaling $8.8 million in fiscal 1998.

INTEREST EXPENSE

    For fiscal 1999, interest expense was $4.5 million, a decrease of $2.4 million or 34.8%, as compared to interest expense of $6.9 million in fiscal 1998. At the beginning of fiscal 1999, the Company used a portion of the net proceeds from its initial public offering to repay approximately $11.9 million in long-term debt, $5.4 million in officer notes and to reduce its outstanding line of credit balance by $4.7 million, thereby reducing interest expense for fiscal 1999, and in future years.

NET INCOME

    For fiscal 1999 net income was $8.3 million, an increase of $4.1 million or 97.6%, as compared to net income of $4.2 million for fiscal 1998. As a percentage of revenues, for fiscal 1999, net income was 7.7%, as compared to 3.7% for fiscal 1998. This increase is largely due to lower interest and selling, general and administrative expenses in fiscal 1998, lower income taxes, as a percentage of pre-tax earnings, as a result of a substantial reduction of the valuation allowance on deferred tax assets, partially offset by a lower gross profit in fiscal 1999, in each case as explained above.

EARNINGS PER SHARE

    For fiscal 1999, basic earnings per share were $.63, an increase of $.21 or 50.0%, as compared to basic earnings per share of $.42 for fiscal 1998. Net earnings available to common shareholders for fiscal 1999 was impacted by the increase in net income offset by dividend payments of $0.4 million on shares of Senior Preferred Stock and, as a result of Company's initial public offering, accretion of $1.9 million with respect to senior preferred stock redeemed and junior preferred stock converted in the first quarter of fiscal 1999.

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

    GRAPE SALES. In fiscal 1998, revenues from grape sales were $22.8 million, an increase of $4.2 million or 22.6%, as compared to revenues of $18.6 million in fiscal 1997. The increase in revenues for grape sales is primarily due to the significant increase in grapes harvested at the Company's vineyards, which exceeded historical averages by more than 20%.

    CASE GOODS AND RELATED SERVICES. For fiscal 1998, revenues from case goods and related services were $20.0 million, an increase of $4.2 million or 26.6%, as compared to revenues of $15.8 million in fiscal 1997. This increase in case goods and related services revenues is evidence of the Company's strategy to generate significant case goods sales and reflects an increase in the sale of private label case goods and an expansion in the Company's proprietary labels (which tend to have higher margins) in the popular premium and superpremium segments of the premium wine market.

    BRANDY. For fiscal 1998, revenues from the sale of brandy and grape spirits were $10.3 million, a decline of $0.8 million or 7.2%, as compared to $11.1 million in revenues from the previous period. This decline primarily resulted from the reduction in the contracted demand for brandy from period to period.

COST OF SALES

    For fiscal 1998, total cost of sales was $83.7 million, an increase of $12.0 million or 16.7%, from $71.7 million in fiscal 1997. As a percentage of revenues, for fiscal 1998, cost of sales was 74.7%, a decrease from 74.8% for fiscal 1997. Factors contributing to this dollar increase in cost of sales included an increase in the overall level of Company operations, the impact of the cost of certain premium varietal grapes used in the production of bulk wine, start-up costs related to the initiation of operations at the Company's Monterey facility and the expansion of the Company's case goods sales, In addition, cost of sales was impacted by amounts reserved by the Company in connection with disputes with two customers concerning the quality of wine products delivered by the Company. The increase in cost of sales was partially offset by a reduction in farming costs per acre, which was largely due to the optimal wine grape growing and harvesting conditions during the 1997 growing season.

GROSS PROFIT

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For fiscal 1998, selling, general and administrative expenses were $14.5 million, an increase of $7.1 million or 95.9%, from $7.4 million for fiscal 1997. Selling, general and administrative expenses increased from period to period primarily as a result of Management Incentives.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position at June 30, 1999 was $22.0 million, as compared to $8.8 million at June 30, 1998. The increase in working capital is primarily due to a reduction of current liabilities reflecting the use of public offering proceeds, which occurred in July 1998. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances as of June 30, 1999 are adequate for the Company's working capital line of credit. Borrowings under the line typically peak in December, during the Company's second fiscal quarter. Revolving line of credit balances were $18.2 million and $8.1 million at June 30, 1998 and 1999, respectively. Unused availability under the line of credit was $24.4 million at June 30, 1999.

    Operating cash flow for the year ended June 30, 1999 was $9.4 million, as compared to cash flow from operations of $0.4 million for the year ended June 30, 1998. The increase in operating cash flow is primarily due to a decrease in the inventory balance reflective of the reduced 1998 crush as compared to the 1997 crush.

    Management expects the Company's working capital requirements will grow as the business expands and peak borrowing needs will continue to occur in the second quarter of the Company's fiscal year. Management believes cash from operations and funds available under the Company's line of credit will be sufficient to fund working capital requirements and operations during the Company's 2000 fiscal year.

YEAR 2000 COMPLIANCE

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

    The Company has completed a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and core non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 2000. The Company has conducted comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. The Company believes that its core non-information technology systems, such as its bottling and production equipment, air conditioning/refrigeration units, telephones and faxes will not be adversely affected by the Year 2000, due to the completion of its tests and evaluation of such equipment. As part of its Year 2000 compliance program, the Company is contacting its significant vendors, suppliers and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company has completed virtually all Year 2000 compliance software testing.

    To date, the Company has spent approximately $182,000 to reprogram, replace and test its information technology software for Year 2000 compliance. The Company estimates costs of these efforts will be between $195,000 and $200,000. Costs and expenses arising in connection with the Company's Year 2000 compliance efforts have been, and will be, expensed as incurred.

    The Company currently anticipates that both its core information technology and non-information technology systems will be Year 2000 compliant in sufficient time to avoid business interruptions, though no assurances can be given that the Company's compliance testing will not detect unanticipated Year 2000 compliance problems. Furthermore, the Company does not yet know the Year 2000 compliance status of all third parties that are integral to the Company's business and is therefore currently unable to assess the likelihood or the risk to the Company of third party system failures. However, a system failure by any of the Company's significant customers, suppliers or vendors could result in a material adverse effect on the Company's business and operations.

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

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at fiscal year ended June 30, 1999, and estimates the balances of such debt in future periods ($ millions):

                                                                   1999       2000       2001       2002       2003       2004
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
Bank line of credit:
  Average Outstanding*                                           $    13.4  $    12.5  $  --      $  --      $  --      $  --
  Weighted average rate for year                                      6.67%      6.60%    --         --         --         --

Long-term Debt:
  Fixed Rate:
    Average Outstanding                                          $    12.8  $    12.2  $     9.8  $     8.5  $     6.3  $     4.1
    Weighted average rate for year                                    8.13%      8.09%      8.14%      8.21%      7.31%      7.33%
  Variable Rate:
    Average Outstanding                                          $    31.0  $    29.5  $    27.9  $    26.1  $    24.2  $    22.1
    Weighted average rate for year                                    9.69%      9.69%      9.00%      9.00%      9.00%      9.00%

------------------------

* Based on current anticipated cash flow, the Company believes that its bank line of credit will be fully repaid and retired in fiscal 2000.

    At June 30, 1999, the balance of the Company's variable rate long-term debt was $30.3 million and carried an interest rate of 9.7%. On April 21, 2000, the interest rate on the estimated outstanding balance of $29 million will convert from 9.7% to an interest rate equal to 275 basis points over the then five-year U.S. Treasury note rate. The current rate of 9.7% was 275 basis points over the five-year U.S. Treasury note rate at the loan's inception in April 1995. For each 100 basis point rate increase or decrease at the variable rate reset date on April 21, 2000, the Company's interest charge will respectively increase or decrease in the subsequent one-year period by approximately $290,000. At September 23, 1999, the five-year U.S. treasury note interest rate was approximately 5.75%.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For fiscal 1999, the average outstanding balance under this line was approximately $13.4 million, with a weighted average interest rate of approximately 6.7%. The Company estimates an average outstanding balance under such line of $12.5 million for fiscal 2000 and a 6.6% weighted average interest rate. The Company intends to apply cash generated from operations to reduce the outstanding balance on its line of credit after fiscal 2000.

    At June 30, 1999, the balance on the Company's fixed rate long-term debt was $13.8 million and carried a weighted average interest rate of approximately 8.1%. The Company estimates that the outstanding balance on such debt will be $10.5 million at June 30, 2000 and will bear interest at a weighted average rate of 8.1%.

    For strategic reasons, the Company enters into forward product sales and material supply contracts, most of which generally have staggered maturity dates. Of the Company's four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales generally occur on a short-term basis. As the primary raw material component for most Company product is wine grapes, the Company enters into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contain annual harvest market price adjustment clauses, against individual harvest year minimum pricing. For the fiscal year ended June 30, 1999, or the 1998 harvest year, approximately 3% of the Company's total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest. The Company expects to experience similar grape price adjustments during the 2000 fiscal year, with respect to the 1999 harvest year. The Company's annual budget anticipates these upward wine grape price adjustments, based on management's knowledge of movements in anticipated wine grape supply and quality during each harvest year's wine grape crop maturation.

    Although the Company's annual wine and brandy production is substantially committed under sales contracts prior to harvest and production, the Company intentionally maintains uncommitted product inventory to meet customer demand. At June 30, 1999, the Company's reported inventory value excluding unharvested crop costs was $20.0 million, of which approximately $7.3 million, or 37%, is contractually committed to future production programs. The uncommitted amount of inventory, approximately $12.7 million, or 63%, is reserved primarily for future case goods sales, which are generally not subject to written preproduction purchase contracts, and for spot market bulk wine sales. While the Company generally matches preproduction contractual sales with contracted material supply agreements, the Company will continue to maintain certain uncommitted inventory to service short-term customer needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers, directors and key employees of the Company are as follows:

NAME                                   AGE                                      POSITION
---------------------------------      ---      ------------------------------------------------------------------------
Jeffrey B. O'Neill...............          42   President, Chief Executive Officer and Director
Brian R. Thompson................          48   Chief Financial Officer and Secretary
Jeffrey J. Brown (1)(2)..........          38   Chairman of the Board of Directors, Assistant Secretary and Director
Nicholas B. Binkley (2)..........          53   Director
Douglas R. Wolter................          32   Director
Keith R. Fox.....................          45   Director
W. Scott Hedrick (2).............          53   Director
Peter W. Mullin (1)..............          58   Director
Gregory J. Forrest...............          53   Director
Lawrence E. Brink................          53   Vice President, Production Operations
Michael B. Drobnick..............          43   Vice President, Bulk Sales
Jeffrey L. Dye...................          45   Vice President, Case Goods
Phillip L. Hurst.................          36   Vice President, International Sales
Peter M. Byck....................          36   Vice President, Strategy and Business Development
Donald L. Stanley................          62   General Manager, Reedley and Director of Wine Grape Procurement
Robert Darby.....................          58   Plant Manager, Fresno

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

    PHILLIP L. HURST joined the Company in July 1998 as Vice President, International Sales. Prior to that time, Mr. Hurst held various sales management positions at Fetzer Vineyards from 1985 to 1998.

    PETER M. BYCK joined GSV in November 1997 as Vice President, Strategy and Business Development. From 1992 to 1996, Mr. Byck served as Chief Executive Officer of Applied Scanning Technology, Inc., a proprietary software and scanning company. From 1990 to 1992, Mr. Byck was a Senior Consultant at the LEK Partnership.

    DONALD L. STANLEY joined the Company in 1989 and is currently the General Manager at the Company's Reedley and Cutler facilities and Director of Wine Grape Procurement. Prior to joining the Company, Mr. Stanley served in various positions at Christian Brothers Winery.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act ("Section 16") requires the Company's executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (collectively, "Insiders") to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. The Company became subject to Section 16 in conjunction with the registration of its Common Stock under the Exchange Act effective July 21, 1998. Based solely on its review of the copies of such forms received by it, the Company believes that its Insiders complied with all applicable Section 16 filing requirements during fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table summarizes all compensation earned by the Company's Chief Executive Officer and to the Company's most highly compensated officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company and to Golden State Vintners during each of the fiscal years ended June 30, 1999, 1998 and 1997 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                                   AWARDS(1)
                                                         COMPENSATION             ------------
                                               --------------------------------    SECURITIES
                                               FISCAL                              UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR     SALARY       BONUS       OPTIONS/SARS   COMPENSATION(5)
---------------------------------------------  ------   --------  -------------   ------------   ---------------
Jeffrey B. O'Neill (2) ......................   1999    $350,012  $   30,000          --            $ 37,015
  President and Chief Executive Officer         1998     323,551   9,466,888(3)      649,347(4)       35,757
                                                1997     309,331     802,040         670,434          14,947
Jeffrey L. Dye ..............................   1999     125,000      90,000          --               4,794
  Vice President, Case Goods                    1998     128,946      73,435          --             --
                                                1997      75,000      65,000          17,400         --
Michael B. Drobnick .........................   1999     140,000      75,000          --               2,933
  Vice President, Bulk Sales                    1998     144,805      58,435          --             --
                                                1997      75,000      65,000          17,400         --
Brian R. Thompson ...........................   1999     190,000      --              --             --
  Chief Financial Officer and Secretary         1998     191,962   1,445,000(3)      145,000(4)      --
                                                1997     165,000      40,000          --             --
Phillip L. Hurst (6) ........................   1999     108,365      56,000           6,000           2,194

------------------------

(1) For each of the periods set forth in the table above, no Named Officer received aggregate Other Annual Compensation in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus, nor did any such Named Officer receive any restricted stock award, stock appreciation right or payment under any long-term incentive plan.

(2) This table sets forth all compensation awarded to, earned by or paid to Mr. O'Neill for services rendered as an officer of the Company and as an officer of Golden State Vintners during the fiscal years ended June 30, 1998 and 1999, which compensation was paid by the Company.

(3) Bonus as earned by Messrs. O'Neill and Thompson in fiscal 1998 were in connection with the Replacement Incentives issued to them on January 1, 1998. Such bonus amounts were invested by Messrs. O'Neill and Thompson in the Company's Common Stock. See "Certain Relationships and Related Transactions--Other Transactions with Executive Officers, Directors and Principal Stockholders."

(4) The options granted to Messrs. O'Neill and Thompson in fiscal 1998 were made in connection with the Replacement Incentives issued to them on January 1, 1998.

(5) Consists of disability insurance premiums and/or car expenses paid by the Company.

(6) Mr. Hurst commenced employment with the Company in July 1998, at the beginning of the Company's 1999 fiscal year.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning stock options granted to the Named Officers of the Company during fiscal 1999. No stock appreciation rights were granted to such persons during such period.

                                                   INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE
                                 ------------------------------------------------------    VALUE AT ASSUMED
                                   NUMBER OF     % OF TOTAL                              ANNUAL RATES OF STOCK
                                  SECURITIES       OPTIONS                                PRICE APPRECIATION
                                  UNDERLYING     GRANTED TO    EXERCISE OF                FOR OPTION TERM (2)
                                    OPTIONS     EMPLOYEES IN   BASE PRICE   EXPIRATION   ---------------------
NAME                              GRANTED (#)    FISCAL YEAR    ($/SH)(1)      DATE         5%         10%
-------------------------------  -------------  -------------  -----------  -----------  ---------  ----------
Philip L. Hurst................        6,000            100%        17.00      7/13/08   $  64,147  $  162,562


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

STOCK OPTION EXERCISES IN LAST FISCAL YEAR

    During the last fiscal year, no stock options were exercised by the Named Officers.

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

    In fiscal 1999, the Company's Compensation Committee consisted of Messrs. Brown, Mullin and Hedrick. During the Company's last completed fiscal year, the Compensation Committee met once. In fiscal 1999, the Company's Audit Committee consisted of Messrs. Binkley and Brown. In the last fiscal year, the Audit Committee met once.

    No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any other entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

STOCK OPTION PLANS

    1996 STOCK PLAN. The Company's 1996 Option Plan became effective in December 1996 upon adoption by the Board of Directors. The 1996 Option Plan provides for the grant of options in the form of incentive stock options and nonstatutory stock options to officers, key employees and consultants of the Company or its subsidiaries and members of the Board of Directors of the Company. A total of 531,093 shares of Class B Common Stock and 362,832 shares of Class A Common Stock have been reserved for issuance under the 1996 Option Plan.

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

    As of June 30, 1999, options to purchase a total of 362,832 shares of Class A Common Stock and 146,500 shares of Class B Common Stock are outstanding under the 1996 Option Plan. Such options have per share exercise prices ranging from $3.62 to $17.00, or a weighted average per share exercise price of $5.16. Expiration dates range from December, 2006 to July, 2008.

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

    As of June 30, 1999, options to purchase a total of 74,975 shares of Class B Common Stock have been granted under the Director Plan. Such options have per share exercise prices of $12.08. None of such options have been exercised. Expiration dates range from April, 2008 to May, 2008.

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

COMPENSATION OF DIRECTORS

    Through fiscal year 1998, the Company paid those directors who were directors at the beginning of the fiscal year, other than Mr. O'Neill, $12,500 per year, plus full reimbursement for certain out-of-pocket expenses incurred in connection with attendance at board and committee meetings. For the Company's current fiscal year, the Board has determined it appropriate to pay each of its eight independent directors, a director fee of $12,500. In October 1996, an affiliate of Messrs. Brown, Binkley, Wolter and Forrest entered into a management agreement with the Company, which calls for the annual payment of $125,000 to such affiliate for management services rendered to the Company. In April 1998, the Company adopted the Director Plan. Under the Director Plan, in April 1998, options to purchase an aggregate of 59,982 shares of Class B Common Stock at an exercise price of $12.08 were granted to all of the then-current members of the Board of Directors, other than Mr. O'Neill. See "Certain Relationships and Related Transactions".

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's Class A and Class B Common Stock as of September 15, 1999, by: (1) each person who is known by the Company to beneficially own more than 5% of the Company's Class A and Class B Common Stock, (2) each of the Company's directors, (3) each of the Named Officers and (4) all directors and Named Officers of the Company, as a group.

                                                                         SHARES BENEFICIALLY OWNED
                                                         ----------------------------------------------------------
                                                                                 NUMBER                 PERCENTAGE
                                                         NUMBER OF  PERCENT OF     OF     PERCENT OF    OF SHARES
                                                          CLASS A    CLASS A     CLASS B   CLASS B     BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNERS                     SHARES      SHARES     SHARES     SHARES       OWNED(1)
-------------------------------------------------------  ---------  ----------   -------  ----------   ------------

SBIC Partners, L.P.  ..................................  3,000,000     68.6%       --       --             31.6%
  201 Main Street, Suite 2302
  Fort Worth, TX 76102
Jeffrey B. O'Neill  ...................................    934,388(2)    21.4%   673,728(3)    13.1%       16.9%
  500 Drake's Landing Road
  Greenbrae, CA 94904
John Hancock Mutual Life
  Insurance Company ...................................     --        --         658,595     12.8%          6.9%
  John Hancock Place
  200 Clarendon Street
  Boston, MA 02117
Exeter (4) ............................................    435,757     10.0%       --       --              4.6%
  10 East 53rd Street
  New York, NY 10022
Jeffrey J. Brown (5) ..................................  3,000,000     68.6%       --       --             31.6%
Nicholas B. Binkley (5) ...............................  3,000,000     68.6%       --       --             31.6%
Douglas R. Wolter (5) .................................  3,000,000     68.6%       --       --             31.6%
Keith R. Fox (4) ......................................    435,757     10.0%       --       --              4.6%
W. Scott Hedrick ......................................     --        --          27,000     *            *
Peter W. Mullin .......................................     --        --          30,972     *            *
Gregory J. Forrest (5) ................................  3,000,000     68.6%                --             31.6%
Brian R. Thompson (6) .................................     --        --         144,999      2.8%          1.5%
Jeffrey L. Dye (7) ....................................     --        --           8,700     *            *
Michael B. Drobnick (7) ...............................     --        --           8,700     *            *
Phillip L. Hurst (8) ..................................                            1,500     *            *
All Directors and Named Officers as a group (13
  persons) (9) ........................................  4,370,145      100%     897,599     17.4%         55.5%

------------------------

 * Represents beneficial ownership of less than 1% of the outstanding voting power of all shares of Common Stock.

(1) Percent ownership is based on 9,498,261 shares of Common Stock outstanding, and does not take into account the relative voting power of shares of Class A Common Stock (ten votes per share) and Class B Common Stock (one vote per share).

(2) Includes 27,617 shares of Class A Common Stock issuable upon exercise of stock options exercisable within sixty days of September 27, 1999.

(3) Includes 24,381 shares of Class B Common Stock owned by Mr. O'Neill and 649,347 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of September 27, 1999.

(4) Represents 362,014 and 73,743 shares of Class A Common Stock held by EE Partners and EV Lenders, respectively. Keith R. Fox, a director of the Company, is an executive officer of Exeter Equity Advisors, Inc., which is the general partner of Exeter Equity Advisors, L.P., the general partner of EE Partners. Mr. Fox is also an executive officer of Exeter Venture Advisors, Inc., which is the general partner of EV Lenders, and an executive officer of Exeter Venture Management Corporation, which is an affiliate of EV Partners and EV Lenders. Mr. Fox disclaims beneficial ownership of the shares held by EV Partners and EV Lenders, except to the extent of his pecuniary interest therein.

(5) Represents 3,000,000 shares of Class A Common Stock held by SBIC Partners. Gregory J. Forrest and Nicholas B. Binkley, each a director of the Company, and Jeffrey J. Brown, an officer and director of the Company, are each executive officers, directors and shareholders of Venture Co. Messrs. Forrest, Binkley and Brown collectively hold all of the outstanding limited partnership interests in FBB. Mr. Wolter is a principal of Advisor Co., an affiliate of each of SBIC Partners, FBB and Venture Co. Each of Messrs. Forrest, Binkley, Brown and Wolter disclaims beneficial ownership of the shares held by SBIC Partners, except to the extent of his pecuniary interest therein, if any.

(6) Includes 29,617 shares of Class B Common Stock held by Mr. Thompson and 115,382 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of September 27, 1999.

(7) Represents 8,700 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of September 27, 1999.

(8) Represents 1,500 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of September 27, 1999.

(9) Includes shares held by SBIC Partners and Exeter, and 783,629 shares of Class B Common Stock issuable under stock options exercisable within 60 days of September 27, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

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

    The Company's directors, other than Mr. O'Neill, have been granted nonqualified stock options under the Director Plan. See "Management--Stock Option Plans--Director Plan".

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

       (1)   Index to Consolidated Financial Statements:

                                                                                               PAGE
                                                                                               -----
Independent Auditors' Report..............................................................          39

Consolidated Balance Sheets as of June 30, 1998 and 1999..................................          40

Consolidated Statements of Income for the Three Years in the Period Ended June 30, 1999...          41

Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended
  June 30, 1999...........................................................................          42

Consolidated Statements of Cash Flows for the Three Years in the Period Ended
  June 30, 1999...........................................................................          43

Notes to Consolidated Financial Statements................................................          44

       (2)   Index to Financial Statement Schedules:

Independent Auditors' Report on Supplementary Financial Schedule........          62

Schedule II--Valuation and Qualifying Accounts..........................          63

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

   10.33+ Promissory Note dated January 1, 1998 between the Registrant and Jeffrey
         B. O'Neill.

   10.34+ Promissory Note dated January 1, 1998 between the Registrant and Brian R.
         Thompson.

   21.1+ Subsidiaries of the Registrant.

   23.1  Consent of Deloitte & Touche LLP

   24.1  Power of Attorney (included on page 61).

   27.1  Financial Data Schedule.

------------------------

+ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Golden State Vintners, Inc.

    We have audited the accompanying consolidated balance sheets of Golden State Vintners, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Fresno, California
September 15, 1999

                          GOLDEN STATE VINTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1998           1999
                                                                                      -------------  -------------
ASSETS
CURRENT ASSETS:
    Cash and equivalents............................................................  $      39,828  $      29,594
    Trade receivables--net..........................................................      7,585,639      9,938,963
    Inventories.....................................................................     30,684,769     27,171,992
    Refundable income taxes.........................................................      4,657,987      4,131,544
    Refundable deposits and prepaid expenses........................................      1,359,435        728,549
    Deferred income taxes...........................................................        566,183        388,151
                                                                                      -------------  -------------
      Total current assets..........................................................     44,893,841     42,388,793
PROPERTY, PLANT AND EQUIPMENT--Net..................................................     77,640,568     84,034,087
NOTE RECEIVABLE.....................................................................      1,722,322      1,722,322
DEFERRED FINANCING COSTS AND OTHER ASSETS...........................................        462,249        374,610
                                                                                      -------------  -------------
TOTAL ASSETS........................................................................  $ 124,718,980  $ 128,519,812
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit...............................................................  $  18,200,000  $   8,100,000
  Cash overdraft....................................................................        801,495        964,467
  Accounts payable..................................................................      3,919,595      4,029,023
  Payable to growers................................................................        923,686        659,838
  Payroll and related liabilities...................................................      6,352,262        634,391
  Accrued interest..................................................................      1,127,022        886,177
  Other accrued liabilities.........................................................      1,403,870        191,346
  Current portion of long-term debt.................................................      3,520,049      4,898,757
                                                                                      -------------  -------------
    Total current liabilities.......................................................     36,247,979     20,363,999
LONG-TERM DEBT......................................................................     51,917,664     39,250,458
DEFERRED INCOME TAXES...............................................................      9,467,014     11,422,201
REDEEMABLE PREFERRED STOCK..........................................................      8,950,501       --
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS' EQUITY:
  Common stock:
    Class A common stock; 0 issued and outstanding at June 30, 1998 and 4,342,528 at
      June 30, 1999.................................................................       --               43,425
    Class B common stock; 5,868,612 issued and outstanding at June 30, 1998 and
      5,155,733 at June 30, 1999....................................................         20,237         51,558
    Class E common stock; 1,200,829 issued and outstanding at June 30, 1998 and 0 at
      June 30, 1999.................................................................          4,141       --
    Class K common stock; 129,477 issued and outstanding at June 30, 1998 and 0 at
      June 30, 1999.................................................................            446       --
  Additional paid-in capital........................................................     11,492,808     44,836,541
  Retained earnings.................................................................      6,618,190     12,551,630
                                                                                      -------------  -------------
      Total stockholders' equity....................................................     18,135,822     57,483,154
                                                                                      -------------  -------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY..............  $ 124,718,980  $ 128,519,812
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED JUNE 30,
                                                                   ---------------------------------------------
                                                                       1997            1998            1999
                                                                   -------------  --------------  --------------
REVENUES, net:
  Bulk wine......................................................  $  50,227,982  $   58,928,186  $   65,116,190
  Wine grapes....................................................     18,585,126      22,817,043      13,260,863
  Case goods.....................................................     15,829,183      19,941,205      15,794,918
  Brandy and spirits.............................................     11,142,534      10,307,735      13,583,441
                                                                   -------------  --------------  --------------
    Total revenues...............................................     95,784,825     111,994,169     107,755,412
COST OF SALES....................................................     71,661,816      83,684,275      83,382,860
                                                                   -------------  --------------  --------------
GROSS PROFIT.....................................................     24,123,009      28,309,894      24,372,552
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....................      7,408,179      14,450,949       8,126,170
                                                                   -------------  --------------  --------------
INCOME FROM OPERATIONS...........................................     16,714,830      13,858,945      16,246,382
INTEREST EXPENSE.................................................     (5,879,945)     (6,867,209)     (4,521,836)
OTHER EXPENSE, net...............................................       (676,701)       (356,113)        (15,458)
                                                                   -------------  --------------  --------------
INCOME BEFORE INCOME TAXES.......................................     10,158,184       6,635,623      11,709,088
INCOME TAXES.....................................................      3,988,000       2,452,000       3,448,000
                                                                   -------------  --------------  --------------
NET INCOME.......................................................      6,170,184       4,183,623       8,261,088
REDEEMABLE PREFERRED STOCK DIVIDENDS.............................     (1,314,218)     (1,271,242)       (400,000)
ACCRETION ON PREFERRED STOCK.....................................       --              --            (1,927,648)
REDEMPTION OF JUNIOR PREFERRED STOCK.............................       (404,682)       --              --
                                                                   -------------  --------------  --------------
EARNINGS AVAILABLE TO COMMON STOCKHOLDERS........................  $   4,451,284  $    2,912,381  $    5,933,440
                                                                   -------------  --------------  --------------
EARNINGS PER COMMON SHARE:
  BASIC..........................................................  $         .65  $         0.42  $         0.63
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
  DILUTED........................................................  $         .65  $         0.41  $         0.62
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC..........................................................      6,860,237       6,917,904       9,348,628
                                                                   -------------  --------------  --------------
  DILUTED........................................................      6,860,237       7,325,324       9,621,144
                                                                   -------------  --------------  --------------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK                    ADDITIONAL       RETAINED
                       -------------------------------------------     PAID-IN         EARNINGS
                        CLASS A     CLASS B    CLASS E    CLASS K      CAPITAL        (DEFICIT)         TOTAL
                       ----------  ---------  ---------  ---------  --------------  --------------  -------------
BALANCE, JUNE 30,
 1996................  $    6,500  $  13,000  $   4,141  $  --      $   11,796,754  $   (1,150,157) $  10,670,238
  Repurchase of
    common stock.....      (6,500)    (3,397)    --         --          (9,738,013)       --           (9,747,910)
  Issuance of common
    stock............      --          9,573     --            344       7,190,077        --            7,199,994
  Redemption of
    Junior Preferred
    Stock............      --         --         --         --            (404,682)       --             (404,682)
  Dividends paid on
    redeemable
    preferred
    stock............      --         --         --         --            --            (1,314,218)    (1,314,218)
  Net income.........      --         --         --         --            --             6,170,184      6,170,184
                       ----------  ---------  ---------  ---------  --------------  --------------  -------------
BALANCE, JUNE 30,
 1997................      --         19,176      4,141        344       8,844,136       3,705,809     12,573,606
  Stock option
    exercise.........      --          1,061     --            102       1,860,140        --            1,861,303
  Tax benefit of
    stock option
    exercise.........      --         --         --         --             788,532        --              788,532
  Dividends paid on
    redeemable
    preferred
    stock............      --         --         --         --            --            (1,271,242)    (1,271,242)
  Net income.........      --         --         --         --            --             4,183,623      4,183,623
                       ----------  ---------  ---------  ---------  --------------  --------------  -------------
BALANCE, JUNE 30,
 1998................      --         20,237      4,141        446      11,492,808       6,618,190     18,135,822
  Issuance of common
    stock............      43,425     29,827     (4,141)      (446)     33,922,835        --           33,991,500
  Public offering
    costs............      --         --         --         --          (1,614,294)       --           (1,614,294)
  Conversion of
    Junior Preferred
    Stock............      --          1,304     --         --             889,221        (156,694)       733,831
  Stock option
    exercise.........      --            190     --         --              90,744        --               90,934
  Tax benefit of
    stock option
    exercise.........      --         --         --         --              55,227        --               55,227
  Accretion on Senior
    Preferred
    stock............      --         --         --         --            --            (1,770,954)    (1,770,954)
  Dividends paid on
    redeemable
    preferred
    stock............      --         --         --         --            --              (400,000)      (400,000)
  Net income.........      --         --         --         --            --             8,261,088      8,261,088
                       ----------  ---------  ---------  ---------  --------------  --------------  -------------
BALANCE, JUNE 30,
 1999................  $   43,425  $  51,558  $  --      $  --      $   44,836,541  $   12,551,630  $  57,483,154
                       ----------  ---------  ---------  ---------  --------------  --------------  -------------
                       ----------  ---------  ---------  ---------  --------------  --------------  -------------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED JUNE 30,
                                                                           -------------------------------------
                                                                              1997         1998         1999
                                                                           -----------  -----------  -----------
OPERATING ACTIVITIES:
  Net income.............................................................  $ 6,170,184  $ 4,183,623  $ 8,261,088
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................    4,206,932    4,144,814    4,453,503
    Provision for doubtful accounts......................................       43,000       90,000    1,100,000
    Loss on disposal of assets...........................................       25,629       45,463       61,392
    Deferred income taxes................................................       10,319    2,723,240    3,384,182
    Change in deferred tax valuation allowance...........................      --          (571,992)  (1,250,963)
    Changes in operating assets and liabilities, net of effects of dissolution of GSVI Partnership in 1998:
      Trade receivables..................................................    1,803,692   (3,042,528)  (3,453,324)
      Inventories........................................................   (5,198,884)  (8,436,654)   4,128,111
      Prepaid expenses...................................................     (216,586)  (1,210,992)    (495,439)
      Accounts payable...................................................   (3,039,970)   2,053,866      109,428
      Payable to growers.................................................      126,942     (139,363)    (263,848)
      Accrued interest...................................................      (32,162)     526,536     (240,845)
      Payroll and related liabilities....................................      632,724    4,961,258   (5,717,871)
      Deferred compensation..............................................    1,338,506   (1,989,112)     --
      Other accrued liabilities..........................................       (1,769)   1,474,228   (1,212,524)
      Income taxes payable...............................................      547,612   (4,417,067)     581,670
                                                                           -----------  -----------  -----------
      Net cash provided by operating activities..........................    6,416,169      395,320    9,444,560
                                                                           -----------  -----------  -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.............................   (4,777,797)  (5,537,312)  (8,128,184)
  Partnership dissolution................................................      --           (97,576)     --
  Refund (payment) of deposits...........................................      727,000      142,000       (2,750)
                                                                           -----------  -----------  -----------
    Net cash used in investing activities................................   (4,050,797)  (5,492,888)  (8,130,934)
                                                                           -----------  -----------  -----------
FINANCING ACTIVITIES:
  Borrowings on line of credit...........................................   24,708,097   61,800,000   56,350,000
  Payments on line of credit.............................................  (20,908,097) (56,400,000) (66,450,000)
  Cash overdraft increase................................................      --           801,495      162,972
  Borrowings on long-term debt...........................................    2,568,922      --           --
  Payments on long-term debt.............................................   (3,022,213)  (2,862,685) (14,581,297)
  Payment of financing costs.............................................     (114,208)     (10,000)     --
  Proceeds from stock option exercises...................................      --         1,861,303       90,934
  Payment of dividends on redeemable preferred stock.....................   (1,314,218)  (1,271,242)    (400,000)
  Issuance of capital stock..............................................    7,199,994      --        33,991,500
  Public offering costs..................................................      --           --          (487,969)
  Repurchase of common stock.............................................   (9,747,910)     --           --
  Redemption of preferred stock..........................................   (1,729,375)     --       (10,000,000)
                                                                           -----------  -----------  -----------
    Net cash provided by (used in) financing activities..................   (2,359,008)   3,918,871   (1,323,860)
                                                                           -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..............................        6,364   (1,178,697)     (10,234)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD................................    1,212,161    1,218,525       39,828
                                                                           -----------  -----------  -----------
CASH AND EQUIVALENTS, END OF PERIOD......................................  $ 1,218,525  $    39,828  $    29,594
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the Company, its wholly owned subsidiary, GSV, and through June 1998 an 80% owned partnership, GSV International Trading Company (GSVI). All significant intercompany transactions and accounts have been eliminated. During June 1998, the Company dissolved its partnership interest and received a note for $1,722,322 in exchange for its investment in GSVI, cash advances and related interest. The note requires graduating monthly interest payments commencing at 11% and increasing to 15% from July 1, 2000 until June 30, 2001, at which time principal is due in full. The note is secured by tangible and personal property.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amounts recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company, note receivable and other long-term financing at June 30, 1999 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments. At June 30, 1998 it was not practicable to estimate the fair value of the redeemable preferred stock because it was not traded in the open market and hence its value was not readily determinable.

    CASH EQUIVALENTS

    For purposes of reporting cash flows, the Company considers cash equivalents to include all short-term investments with an original maturity of three months or less.

    TRADE RECEIVABLES

    Substantially all accounts receivable are due from wine distributors and major wineries located principally in California. The Company performs periodic credit evaluations of its customers' financial

                          GOLDEN STATE VINTNERS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) condition and generally does not require collateral for its sales. Trade and other receivables at June 30, 1998 and 1999 are net of an allowance for doubtful accounts of approximately $176,000 and $1,272,000, respectively.

    INVENTORIES

    The Company changed its method of costing wine inventories effective July 1, 1995 from the first-in, first-out ("FIFO") method, to the last-in, first-out ("LIFO") method. The Company also changed to the LIFO method for brandy inventory effective July 1, 1996. Inventories at June 30, 1998 and 1999 would have been higher by $1,928,275 (including $866,774 for brandy inventories) and $3,909,047 (including $336,237 for brandy inventories), respectively, had the Company used FIFO cost rather than LIFO cost for valuation of its inventories. Such difference at June 30, 1999 includes a $2,576,051 year end adjustment to recognize changes between estimated interim and final year end LIFO balances. Juice is stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of FIFO cost or market. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

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

    DEFERRED FINANCING COSTS

    Financing costs incurred to obtain new financing are deferred and amortized over the term of the related loan. At June 30, 1998 and 1999, such costs were $454,249 and $427,140, respectively, which were net of accumulated amortization of $408,075 and $286,440, respectively.

                          GOLDEN STATE VINTNERS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return in the contract. In certain cases the contract requirements may specify that the Company store such product after it has been sold and may require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery to the customer. Wine processing and storage fees are recognized as those services are provided. Revenues relating to product stored by the Company after it has been sold totalled approximately $17,100,000, $18,800,000 and $24,000,000 in the years ended June 30, 1997, 1998 and 1999, respectively. At June 30, 1998 and 1999 accounts receivable includes approximately $1,400,000 and $4,900,000, respectively, pertaining to product sales in which the products were stored by the Company at such dates.

    MAJOR CUSTOMERS

    Wine grape sales are primarily to one customer that accounted for approximately 15%, 17% and 9% of total revenues in the years ended June 30, 1997, 1998 and 1999, respectively.

    The Company's brandy sales are primarily to one customer. Such sales, together with bulk wine and case goods sales to such customer, accounted for approximately 16%, 13% and 17% of total revenues in the years ended June 30, 1997, 1998 and 1999, respectively. In addition, a bulk wine customer accounted for approximately 7%, 8% and 12% of total revenues in the years ended June 30, 1997, 1998 and 1999 respectively.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), and provides deferred income taxes for the differences between the tax bases of assets and liabilities and their related financial statement amounts using current income tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and recognizes compensation expense for certain stock-based awards granted to employees as required by APB 25. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), became effective in fiscal year 1997 and requires disclosure of certain pro forma information as if the Company had adopted the fair value method of accounting for stock-based compensation prescribed by FAS 123 (see Note 8).

    EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing earnings available to common stockholders adjusted for the effects of preferred stock dividends, interest on convertible debt, and other changes in income or loss resulting from the presumed conversion of potential common shares, if any, by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the

                          GOLDEN STATE VINTNERS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    Basic and fully diluted earnings per share ("EPS") are determined as follows:

                                                                                   YEAR ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                           1997           1998           1999
                                                                       -------------  -------------  -------------
BASIC EPS COMPUTATION
Numerator:
  Net income.........................................................  $   6,170,184  $   4,183,623  $   8,261,088
  Less: Redeemable preferred stock dividends.........................     (1,314,218)    (1,271,242)      (400,000)
       Accretion on preferred stock..................................       --             --           (1,927,648)
       Redemption of Junior Preferred Stock..........................       (404,682)      --             --
                                                                       -------------  -------------  -------------
  Income available to common stockholders............................  $   4,451,284  $   2,912,381  $   5,933,440
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Denominator:
  Weighted average common shares.....................................      6,860,237      6,917,904      9,348,628
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Basic EPS............................................................  $         .65  $         .42  $         .63
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
DILUTED EPS COMPUTATION
Numerator:
  Income available to common stockholders............................  $   4,451,284  $   2,912,381  $   5,933,440
  Add: Junior Preferred Stock dividends..............................       --               71,242       --
                                                                       -------------  -------------  -------------
  Income available to common stockholders and assumed conversions....  $   4,451,284  $   2,983,623  $   5,933,440
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Denominator:
  Weighted average common shares outstanding.........................      6,860,237      6,917,904      9,348,628
  Junior Preferred Stock.............................................       --              130,343       --
  Stock options......................................................       --              277,077        272,516
                                                                       -------------  -------------  -------------
  Adjusted weighted average common shares............................      6,860,237      7,325,324      9,621,144
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Diluted EPS..........................................................  $         .65  $         .41  $         .62
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    Options to purchase approximately 860,000 and 866,000 shares of common stock at various prices per share were outstanding at June 30, 1998 and 1999, respectively, but were not included in diluted EPS computations because the exercise prices were greater than the estimated fair values of the common shares for the periods then ended.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. The Company does not have any items of other comprehensive income and therefore comprehensive income equals net income.

                          GOLDEN STATE VINTNERS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments." SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for the Company's fiscal year ending June 30, 2001. The Company is currently evaluating what impact, if any, this statement may have on its financial statements.

3.  INVENTORIES

    Inventories consist of the following:

                                                                           JUNE 30,
                                                                 ----------------------------
                                                                     1998           1999
                                                                 -------------  -------------
Bulk wine......................................................  $  15,730,294  $  14,249,675
Cased and bottled wine.........................................      3,822,811      3,584,337
Brandy.........................................................      2,428,910        916,606
Juice, supplies and other......................................      1,174,283      1,213,724
Unharvested crop costs.........................................      7,528,471      7,207,650
                                                                 -------------  -------------
  Total........................................................  $  30,684,769  $  27,171,992
                                                                 -------------  -------------
                                                                 -------------  -------------

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                          JUNE 30,
                                                                -----------------------------
                                                                    1998            1999
                                                                -------------  --------------
Land and improvements.........................................  $  12,381,200  $   13,339,381
Vineyards.....................................................     26,442,289      27,232,624
Buildings.....................................................     11,097,317      11,596,989
Cooperage.....................................................     14,857,968      21,304,910
Equipment.....................................................     15,125,231      19,023,385
Construction in progress......................................      9,355,832       7,971,248
                                                                -------------  --------------
  Total.......................................................     89,259,837     100,468,537
Less accumulated depreciation and amortization................     11,619,269      16,434,450
                                                                -------------  --------------
Property, plant and equipment--net............................  $  77,640,568  $   84,034,087
                                                                -------------  --------------
                                                                -------------  --------------

    For the year ended June 30, 1999, the Company capitalized approximately $325,000 of interest primarily related to vineyards under development included in construction in progress.

5.  BANK LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a revolving bank line of credit which provides for borrowings of up to $32,500,000 with variable interest based on interest rate options elected by the Company (7.47% and 6.14% at June 30, 1998 and 1999, respectively). Borrowings on the line were $18,200,000 and $8,100,000 at June 30, 1998 and

                          GOLDEN STATE VINTNERS, INC.

5.  BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)
1999, respectively. Unused availability under the line of credit was $24,400,000 at June 30, 1999. The line of credit expires in March 2000.

    Long-term debt is as follows:

                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         1998           1999
                                                                                     -------------  -------------
Insurance company Senior Secured First Mortgage Notes,
  principal and interest (9.69% through April 2000 and at
  2.75% above the short-term U.S. Treasury Note rate
  thereafter) payable $370,000 monthly, balance of
  $18,845,000 due April 1, 2005....................................................  $  31,729,780  $  30,308,342
Bank term loan at variable market interest rate options elected by the Company (7.88% at June 30, 1998), interest payable
  monthly, principal repaid in fiscal 1999 with proceeds from public offering (See
  Note 8)..........................................................................      5,462,000       --
Bank term loan at variable interest rate options elected
  by the Company (7.88% at June 30, 1998), interest payable
  monthly, principal repaid in fiscal 1999 with proceeds from public offering (See
  Note 8)..........................................................................      5,040,000       --
Insurance company note payable, interest at 11.6% payable
  annually, annual principal payments of $200,000, balance of
  $1,724,000 due on October 1, 2002................................................      2,524,156      2,324,156
Bank term loan, interest payable monthly at 8.19%, principal and interest payable $19,790 monthly, balance of $1,888,000
  due January 15, 2000.............................................................      1,960,119      1,910,749
Unsecured loan due to related party, non-interest bearing,
  discounted (at 10%) to present value, payable based on
  excess cash flows (as defined)...................................................        850,568        732,490
Note payable, interest at 10%, payable semi-annually, principal
  repaid in fiscal 1999 with proceeds from public offering (See Note 8)............        500,000       --
Note payable, interest at 8% payable annually, principal repaid in fiscal 1999 with
  proceeds from public offering (See Note 8).......................................        500,000       --
Capital lease obligations and other loans, interest principally at 6.6% (See Note
  10)..............................................................................      6,871,090      8,873,478
                                                                                     -------------  -------------
  Total............................................................................     55,437,713     44,149,215
Less current portion...............................................................     (3,520,049)    (4,898,757)
                                                                                     -------------  -------------
Long-term portion..................................................................  $  51,917,664  $  39,250,458
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Substantially all of the Company's assets are pledged as collateral for revolving bank loans and long-term debt. The insurance company loan agreement, as amended, and bank credit agreements include various financial covenants which, among other things, require that the Company maintain certain specified financial ratios and restrict the amount of capital expenditures, additional indebtedness and

                          GOLDEN STATE VINTNERS, INC.

5. BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED) certain investments. Further, dividends may not be declared and paid without prior approval. The Company was in compliance with the covenants of its bank credit agreements as of June 30, 1999.

    During 1998, the Company entered into a master leasing agreement with a bank to finance up to $11 million of cooperage and processing equipment. The lease is collateralized by the property and requires monthly principal and interest payments. As of June 30, 1999, the cumulative amount of property financed totaled $9,134,883.

    Under the terms of the insurance company Securities Purchase Agreement (the "Agreement") dated April 21, 1995, the Company may, at its option, prepay the outstanding Senior Secured First Mortgage Notes (the "Notes") in whole or in part, after April 1, 1998 at a price equal to the principal amount of the Notes plus accrued interest, plus a premium as defined in the agreement. Prepayment of all outstanding Notes and accrued interest thereon is required on the occurrence of certain events, as defined in the Agreement.

    Scheduled annual maturities of long-term debt, including capital leases, as of June 30, 1999 are as follows:

2000...................................................  $4,898,757
2001...................................................   3,044,188
2002...................................................   3,265,114
2003...................................................   5,066,570
2004...................................................   3,733,518
Thereafter.............................................  24,141,068
                                                         ----------
    Total..............................................  $44,149,215
                                                         ----------
                                                         ----------

6.  INCOME TAXES

    The components of income tax expense are as follows:

                                                                YEAR ENDED JUNE 30,
                                                      ----------------------------------------
                                                          1997          1998          1999
                                                      ------------  ------------  ------------
Current:
  Federal...........................................  $  3,114,991  $     96,358  $    871,717
  State.............................................       862,690       204,394       443,064
                                                      ------------  ------------  ------------
                                                         3,977,681       300,752     1,314,781
Deferred:
  Federal...........................................       126,599     2,662,412     2,766,674
  State.............................................      (116,280)       60,828       617,508
                                                      ------------  ------------  ------------
                                                            10,319     2,723,240     3,384,182
Change in valuation allowance.......................       --           (571,992)   (1,250,963)
                                                      ------------  ------------  ------------
                                                      $  3,988,000  $  2,452,000  $  3,448,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    The Company recognized certain tax benefits related to stock option exercises in the amount of $788,532 in the year ended June 30, 1998 and $55,227 for the year ended June 30, 1999. These benefits were both recorded as a decrease to income taxes payable and an increase in paid-in-capital.

                          GOLDEN STATE VINTNERS, INC.

6.  INCOME TAXES (CONTINUED)
    The Company's income tax provision differs from the amount determined by applying the statutory federal income tax rate, due to the following:

                                                                   YEAR ENDED JUNE 30,
                                                         ----------------------------------------
                                                             1997          1998          1999
                                                         ------------  ------------  ------------
Federal statutory tax (benefit) rate...................      35.00 %       35.00 %       35.00 %
Permanent items........................................        .29           .59           .30
State income taxes, net of federal.....................       4.85          2.64          5.98
Change in valuation allowance..........................       --           (8.62)       (10.68)
Change in credit carryforwards.........................       --            3.52          --
Other..................................................       (.88)         3.82         (1.15)
                                                            ------        ------        ------
                                                             39.26 %       36.95 %       29.45 %
                                                            ------        ------        ------
                                                            ------        ------        ------

    Deferred income tax assets and liabilities consist of the following:

                                                                                               JUNE 30,
                                                                                    ------------------------------
                                                                                         1998            1999
                                                                                    --------------  --------------
Current assets (liabilities):
  Inventory costing...............................................................  $     (291,733) $     (302,169)
  State franchise taxes...........................................................         (10,013)        132,153
  Capitalized interest............................................................         195,421         226,635
  Reserves........................................................................         564,132        --
  Allowance for doubtful accounts.................................................          75,448         544,760
  Property taxes..................................................................         (53,550)       (290,935)
  Other...........................................................................          86,478          77,707
                                                                                    --------------  --------------
    Total.........................................................................  $      566,183  $      388,151
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Long-term assets (liabilities):
  Purchase accounting.............................................................  $   (4,700,893) $   (4,553,520)
  Accelerated depreciation........................................................      (7,348,765)     (8,807,610)
  Operating loss carryforwards....................................................       3,481,759       1,035,209
  Tax credit carryforwards........................................................         510,152         871,343
  Other...........................................................................         191,604         382,285
  Valuation allowance.............................................................      (1,600,871)       (349,908)
                                                                                    --------------  --------------
    Total.........................................................................  $   (9,467,014) $  (11,422,201)
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                          GOLDEN STATE VINTNERS, INC.

    The Company has federal alternative minimum tax ("AMT") credit carryforwards of approximately $865,000 that may be used for an indefinite period.

    As of June 30, 1999, the Company has federal operating loss carryforwards which expire as follows:

2004............................................................................  $2,724,000
2005............................................................................     321,000
                                                                                  ----------
  Total.........................................................................  $3,045,000
                                                                                  ----------
                                                                                  ----------

    Use of these operating loss carryforwards in any one year is limited to approximately $1,400,000.

7.  REDEEMABLE PREFERRED STOCK

    The Company's redeemable preferred stock as of June 30, 1998 was as follows:

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

    The Junior Preferred shares had no voting rights, had liquidation preferences to all classes of the Company's common stock, and were entitled to cumulative dividends at the rate of 8% per year, payable semi-annually. In October, 1996, 345,875 shares were redeemed for $1,729,375 ($5 per share). At June 30, 1998, the balance outstanding, less nonaccreted discounts, was $731,022. In July 1999, remaining Junior Preferred Stock was converted into 130,343 shares of Class B common stock.

    The Senior Preferred shares had no voting rights, had liquidation preferences to other shareholders, were subject to mandatory redemption beginning in 2005 and were entitled to cumulative dividends at the rate of 12% payable semiannually. At June 30, 1998, the balance outstanding, less accreted discounts, was $8,219,479. In July 1999, the Senior Preferred Stock was redeemed at its face amount of $10,000,000 with the proceeds from the Company's public offering (see Note 8).

8.  SHAREHOLDERS' EQUITY

    COMMON STOCK

    The Company's authorized capital stock is as follows at June 30, 1999:

                                                                             AUTHORIZED
                                                               PAR VALUE       SHARES
                                                             -------------  ------------
Class A....................................................    $     .01       6,000,000
Class B....................................................    $     .01      54,000,000

    Class A common stock have ten votes for each share and are convertible into Class B common stock on a share-for-share basis at the option of the stockholder or upon certain transfers of current stock ownership. Class B common stock have one vote for each share. Class A and Class B common stock share equally in dividend distributions (if declared by the Board of Directors) and liquidation rights.

    On July 21, 1998, the Company completed an underwritten public offering of 4,300,000 shares of Class B Common Stock, at an offering price of $17.00 per share (the "Offering"). The proceeds to the

                          GOLDEN STATE VINTNERS, INC.

8.  SHAREHOLDERS' EQUITY (CONTINUED)
Company from the Offering of $32,377,206, net of public offering costs of $1,614,294, were primarily used to repay the Company's line of credit, certain bank term loans, officers notes, and senior redeemable preferred stock, including related dividends. The unamortized discount of $1,927,648, associated with the redemption of the senior redeemable preferred stock and the conversion of junior redeemable preferred stock was reflected as a deduction from net income available to common stockholders in fiscal 1999.

    Changes in the Company's common stock outstanding during the years ended June 30, 1997, 1998 and 1999 are as follows:

                                                         CLASS OF COMMON STOCK
                                            ------------------------------------------------
                                                 A           B            E           K
                                            -----------  ----------  -----------  ----------
Shares outstanding, June 30, 1996.........    1,885,000   3,770,000    1,200,829      --
Issuance of stock.........................      --        2,776,169      --           99,860
Repurchase of stock.......................   (1,885,000)   (985,157)     --           --
                                            -----------  ----------  -----------  ----------
Shares outstanding, June 30, 1997.........      --        5,561,012    1,200,829      99,860
Issuance of stock (options exercise)......      --          307,600      --           29,617
                                            -----------  ----------  -----------  ----------
Shares outstanding, June 30, 1998.........      --        5,868,612    1,200,829     129,477
Issuance of stock (public offering).......    4,342,528    (862,222)  (1,200,829)   (129,477)
Conversion of Junior Preferred Stock......      --          130,343      --           --
Issuance of stock (options exercise)......      --           19,000      --           --
                                            -----------  ----------  -----------  ----------
Shares outstanding, June 30, 1999.........    4,342,528   5,155,733      --           --
                                            -----------  ----------  -----------  ----------

    INCENTIVE COMPANSATION AND STOCK OPTION PLANS

    An incentive stock plan (terminated in 1996) provided for grants of stock appreciation rights ("SARs") to officers, directors and certain key employees. The SARs entitled the holder to receive cash payments equal to the excess of the fair market value of the rights over the base price for such rights, had an unlimited term and generally became exercisable over a two year period. Compensation expense accrued pursuant to the Company's incentive stock plan was $1,338,506 and $6,300,000 for the years ended June 30, 1997 and 1998 (none in 1999), respectively. In 1998, the President's bonus was restructured resulting in accrued compensation expense of $2.5 million. Such compensation was paid to key employees in the amount of $5.4 million in 1998 and $5.4 million in 1999. The Company's 1996 Stock Option Plan covers 893,925 shares of authorized but unissued Class B Common Stock. The Plan provides for the grant of incentive and nonstatutory stock options to officers, key employees and others, at prices not less than fair value. Options granted generally become exercisable 25% annually and expire after 10 years.

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

                          GOLDEN STATE VINTNERS, INC.

8.  SHAREHOLDERS' EQUITY (CONTINUED)
    A summary of SAR and stock option activity is as follows:

                                                           NUMBER OF
                                                     ----------------------  WEIGHTED AVERAGE
                                                       STOCK                  EXERCISE PRICE
                                                      OPTIONS       SARS     PER RIGHT/ OPTION
                                                     ----------  ----------  -----------------
Outstanding at June 30, 1996.......................      --         794,347      $    1.57
  Granted..........................................     800,933      --          $    4.79
                                                     ----------  ----------
Outstanding at June 30, 1997.......................     800,933     794,347      $    3.19
  Granted ($3.02 weighted average fair value per
    option)........................................     907,021      --          $   11.99
  Exercised........................................    (337,217)     --          $    4.88
  Terminated.......................................      (6,525)   (794,347)     $    1.59
                                                     ----------  ----------
Outstanding at June 30, 1998.......................   1,364,212      --          $    9.35
  Granted ($4.41 weighted average fair value per
    option)........................................       6,000      --          $   17.00
  Exercised........................................     (19,000)     --          $    4.79
  Terminated.......................................      (2,175)     --          $    4.79
                                                     ----------  ----------
Outstanding at June 30, 1999.......................   1,349,037      --          $    9.46
                                                     ----------  ----------
Exercisable at June 30, 1999.......................     922,997      --          $   11.42
                                                     ----------  ----------
Available for grant at June 30, 1999...............     331,018      --
                                                     ----------  ----------

The following table summarizes information about fixed stock options outstanding at June 30, 1999.

                                                         OPTIONS EXERCISABLE
            OPTIONS OUTSTANDING               -----------------------------------------
--------------------------------------------    WEIGHTED                    WEIGHTED
  RANGE OF      NUMBER         WEIGHTED          AVERAGE       NUMBER        AVERAGE
  EXERCISE    OUTSTANDING  AVERAGE REMAINING    EXERCISE     EXERCISABLE    EXERCISE
   PRICES     AT 6/30/99   CONTRACTUAL LIFE       PRICE      AT 6/30/99       PRICE
------------  -----------  -----------------  -------------  -----------  -------------
$ 3 to $ 7       483,032       7.7 years        $    4.71        78,217     $    4.37
$12 to $17       866,005          8.5           $   12.11       844,780     $   12.07
              -----------                                    -----------
$ 3 to $17     1,349,037          8.2           $    9.46       922,997     $   11.42
              -----------                                    -----------
              -----------                                    -----------

    On April 23, 1998 and April 28, 1998, the Board of Directors and the Company's stockholders, respectively, approved a recapitalization and stock split, which resulted in each share of the Company's common stock being split into 2.9 shares of common stock. The recapitalization and stock split was effected by the filing of the Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State on July 20, 1998. The recapitalization was in the form of (i) the creation by the Company of a new Class A Common Stock and a new Class B Common Stock, (ii) the conversion of all of the Company's outstanding shares of old Class B Common Stock on a one-for-one basis into shares of Company's newly-created Class A Common Stock, (iii) the conversion of all of the Company's outstanding shares of old Class E Common Stock and old Class K Common Stock on a one-for-one basis into shares of the Company's newly-created Class B Common Stock, (iv) a 2.9-for-1 stock split for each of the Company's outstanding shares of a newly-created Class A Common Stock and newly-created Class B Common Stock, and (v) the conversion of all of the Company's outstanding shares of Junior Preferred Stock into 130,343

                          GOLDEN STATE VINTNERS, INC.

8.  SHAREHOLDERS' EQUITY (CONTINUED)
shares of the Company's newly-created Class B Common Stock. All common stock related data in the accompanying financial statements of the Company reflect the stock split for all periods presented.

    FAS 123 requires the disclosure of pro forma net income amounts had the Company adopted the fair value method for valuation of stock based compensation prescribed by that statement. Under FAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models require certain subjective assumptions which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6.3 years as of June 30, 1997 and 5.0 years as of June 30, 1998 and 1999, respectively; risk free interest rates, 5.9% as of June 30, 1997 and 6.0% as of June 30, 1998 and 1999, respectively, no expected volatility during the years ended June 30, 1997 and 1998, 79% expected volatility for the year ended June 30, 1999, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Proforma net income for the years ended June 30, 1998 and 1999 would have been $217,166 and $404,837 respectively less than net income as reported if the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards (no effect on net income for the year ended June 30, 1997). Proforma earnings per share for the year ended June 30, 1998 and 1999 would have been as follows: basic--$0.39 and $0.59 and diluted--$0.38 and $0.57 respectively.

9.  RETIREMENT PLANS

    The Company's 401(k) plan, established in 1996, provides retirement benefits to full-time employees that meet certain eligibility requirements. Under the 401(k) plan, employees may elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company may elect to make an annual discretionary contribution to the Plan of up to 25% of each participant's eligible compensation, subject to certain limitations. Participants' voluntary contributions and Company contributions to the Plan vest immediately. The Company also contributes to a winery workers' retirement plan which provides retirement benefits for union employees. Retirement plan costs charged to operations were $68,009, $78,323 and $101,220 for the years ended June 30, 1997, 1998, and 1999, respectively.

                          GOLDEN STATE VINTNERS, INC.

10.  LEASES

    The Company leases cooperage and equipment under both capital and operating lease arrangements. Future minimum payments by fiscal year and in aggregate under such capital leases and noncancellable operating leases with terms of one year or more consist of the following at June 30, 1999:

                                                                      CAPITAL      OPERATING
                                                                      LEASES         LEASES
                                                                   -------------  ------------
2000.............................................................  $   1,805,403  $    634,082
2001.............................................................      1,621,527       515,179
2002.............................................................      1,579,814       465,926
2003.............................................................      1,579,813       200,397
2004.............................................................      1,579,813        41,265
Thereafter.......................................................      2,972,316       --
                                                                   -------------  ------------
Total minimum lease payments.....................................     11,138,686  $  1,856,849
                                                                                  ------------
                                                                                  ------------
Amount representing interest.....................................      2,273,291
                                                                   -------------
Net present value of minimum lease payments......................      8,865,395
                                                                   -------------
Less current maturities..........................................     (1,214,460)
                                                                   -------------
                                                                   $   7,650,935
                                                                   -------------
                                                                   -------------

    The following is a summary of cost and accumulated amortization on capitalized cooperage and equipment leases:

                                                                             JUNE 30,
                                                                    --------------------------
                                                                        1998          1999
                                                                    ------------  ------------
Cooperage.........................................................  $  1,265,614  $  6,941,040
Equipment.........................................................     1,226,741     2,947,970
Less accumulated amortization.....................................      (322,436)     (834,567)
                                                                    ------------  ------------
                                                                    $  2,169,919  $  9,054,443
                                                                    ------------  ------------
                                                                    ------------  ------------

    Rent expenses totaled approximately $667,616, $650,190 and $903,874 for the years ended June 30, 1997, 1998 and 1999, respectively.

                          GOLDEN STATE VINTNERS, INC.

11.  BUSINESS SEGMENT INFORMATION

    Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement required that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows.

    The Company's chief decision maker evaluates performance based on gross profit of the following four segments: bulk wine, wine grapes, case goods and brandy. The bulk wine segment includes the production and sale of bulk wine, the provision of custom crushing services, the storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes the production of proprietary and private label bottled wine and wine-related beverages and the provision of custom bottling and storage services. The Company's brandy segment includes the production of brandy and spirits and the provision of brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

                          GOLDEN STATE VINTNERS, INC.

11.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    Segment information as of June 30, 1998 and 1999 and for the years ended June 30, 1997, 1998 and 1999 is as follows:

                                                                                YEAR ENDED JUNE 30,
                                                                   ---------------------------------------------
                                                                       1997            1998            1999
                                                                   -------------  --------------  --------------
Revenues, net:...................................................
  Bulk wine......................................................  $  50,227,982  $   58,928,186  $   65,116,190
  Wine grapes....................................................     18,585,126      22,817,043      13,260,863
  Case goods.....................................................     15,829,183      19,941,205      15,794,918
  Brandy.........................................................     11,142,534      10,307,735      13,583,441
                                                                   -------------  --------------  --------------
    Total revenues, net..........................................     95,784,825     111,994,169     107,755,412

Cost of Sales:
  Bulk wine......................................................     39,176,886      49,357,853      51,872,756
  Wine grapes....................................................     11,950,000      11,199,483       9,238,208
  Case goods.....................................................     11,899,694      14,783,877      12,433,359
  Brandy.........................................................      8,635,236       8,343,062       9,838,537
                                                                   -------------  --------------  --------------
    Total cost of sales..........................................     71,661,816      83,684,275      83,382,860

Gross Profit:
  Bulk wine......................................................     11,051,096       9,570,333      13,243,434
  Wine grapes....................................................      6,635,126      11,617,560       4,022,655
  Case goods.....................................................      3,929,489       5,157,328       3,361,559
  Brandy.........................................................      2,507,298       1,964,673       3,744,904
                                                                   -------------  --------------  --------------
    Total gross profit...........................................  $  24,123,009  $   28,309,894  $   24,372,552
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

Capital Expenditures:
  Bulk wine......................................................  $  11,325,550  $    8,473,995  $    7,381,021
  Wine grapes....................................................        421,558       1,638,440       1,620,255
  Case goods.....................................................         42,972          86,814         742,397
  Brandy.........................................................        412,158         272,704         808,403
  Corporate......................................................        490,608         789,365         987,015
                                                                   -------------  --------------  --------------
    Total........................................................  $  12,692,846  $   11,261,318  $   11,539,061
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

Depreciation and amortization:
  Bulk wine......................................................  $   1,845,424  $    2,006,217  $    3,008,156
  Wine grapes....................................................      1,499,883       1,223,898         680,068
  Case goods.....................................................         47,665          98,945         113,881
  Brandy.........................................................        413,983         427,358         486,561
  Corporate......................................................        399,977         388,396         164,837
                                                                   -------------  --------------  --------------
    Total........................................................  $   4,206,932  $    4,144,814  $    4,453,503
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------

                          GOLDEN STATE VINTNERS, INC.

11.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                                             JUNE 30
                                                                                  ------------------------------
                                                                                       1998            1999
                                                                                  --------------  --------------
Total Assets:
  Bulk wine.....................................................                  $   55,884,761  $   61,737,483
  Wine grapes...................................................                      40,193,824      39,641,163
  Case goods....................................................                       9,657,931       9,840,071
  Brandy........................................................                       8,663,930       7,763,168
  Corporate.....................................................                      10,318,534       9,537,927
    Total.......................................................                  $  124,718,980  $  128,519,812
                                                                                  --------------  --------------
                                                                                  --------------  --------------

12.  COMMITMENTS AND CONTINGENCIES

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

    EQUIPMENT AND COOPERAGE PURCHASE COMMITMENTS

    As of June 30, 1999, the Company had entered into contracts aggregating approximately $3,396,000 for the purchase of processing equipment and cooperage.

13.  RELATED PARTY TRANSACTIONS

    The Company paid approximately $2,400,000 to affiliates of certain stockholders during the year ended June 30, 1997 for investment banking and financial advisory services related to certain capital stock repurchases.

    During the year ended June 30, 1997, the Company made grape purchases aggregating approximately $1,400,000, (none in 1998 and 1999), from a vineyard partially owned by the Company's president.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows:

                                                                                      YEAR ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                1997         1998         1999
                                                                             -----------  -----------  -----------
Interest paid..............................................................  $ 5,578,895  $ 6,271,616  $ 5,138,846
Income taxes paid..........................................................    3,206,000    4,728,372    3,700,000
Notes issued and assumed to acquire property, plant and equipment..........    7,238,071      --           --
Property acquired under capital lease......................................      778,593    5,724,006    3,410,877
Tax benefit of stock option exercises......................................      --           788,532       55,227
Conversion of junior preferred stock to common stock.......................           --           --      733,831

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Greenbrae, State of California, on the 28th day of September, 1999.

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

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer,
    /s/ JEFFREY B. O'NEILL      President and Director
------------------------------  (Principal Executive        September 28, 1999
      Jeffrey B. O'Neill        Officer)

                                Chief Financial Officer
    /s/ BRIAN R. THOMPSON       and Secretary (Principal
------------------------------  Financial Officer and       September 28, 1999
      Brian R. Thompson         Accounting Officer)

     /s/ JEFFREY J. BROWN       Chairman of the Board,
------------------------------  Assistant Secretary and     September 28, 1999
       Jeffrey J. Brown         Director

   /s/ NICHOLAS B. BINKLEY
------------------------------  Director                    September 28, 1999
     Nicholas B. Binkley

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DOUGLAS R. WOLTER
------------------------------  Director                    September 28, 1999
      Douglas R. Wolter

------------------------------  Director                    September   , 1999
         Keith R. Fox

     /s/ W. SCOTT HEDRICK
------------------------------  Director                    September 28, 1999
       W. Scott Hedrick

------------------------------  Director                    September   , 1999
       Peter W. Mullin

    /s/ GREGORY J. FORREST
------------------------------  Director                    September 28, 1999
      Gregory J. Forrest

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY FINANCIAL SCHEDULE

To the Stockholders and Board of Directors of Golden State Vintners, Inc.

We have audited the consolidated financial statements of Golden State Vintners, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1999, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated September 15, 1999. Such consolidated financial statements and report will be included in the 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplementary financial schedule listed in Item 14(a)(2). This consolidated supplementary financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Fresno, California

September 15, 1999

                                                                   ITEM 14(A)(2)

                          GOLDEN STATE VINTNERS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                   BALANCE AT     CHARGED TO                BALANCE AT
                                                                  BEGINNING OF     COSTS AND                  END OF
                                                                      YEAR         EXPENSES    DEDUCTIONS      YEAR
                                                                 ---------------  -----------  -----------  -----------
Year ended June 30, 1997:
  Allowance for uncollectible accounts.........................     $     180      $      43    $    (123)   $     100

Year ended June 30, 1998:
  Allowance for uncollectible accounts.........................           100             90          (14)         176

Year ended June 30, 1999:
  Allowance for uncollectible accounts.........................           176          1,100           (4)       1,272