Form 10-Q
period 1999-09-30
GOLDEN STATE VINTNERS INC
filed 1999-11-15
CIK 1059581

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of November 12, 1999 was 4,342,528 and 5,155,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GOLDEN STATE VINTNERS, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:

Item 1:   Financial Statements
          Consolidated Balance Sheets as of September 30, 1999
           and June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations for the Three Months
           Ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

Item 2:   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .  8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk. . . . . 11

PART II -- OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 12


                           PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GOLDEN STATE VINTNERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                         SEPTEMBER 30,         JUNE 30,
                                                                             1999                1999
                                                                         -------------         --------
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                    $       51         $        30
   Trade and other receivables - net                                           14,248               9,939
   Inventories                                                                 42,749              27,172
   Refundable income taxes                                                      4,131               4,131
   Prepaid expenses and other current assets                                      583                 729
   Deferred income taxes                                                          228                 388
                                                                           ----------          ----------

      Total current assets                                                     61,990              42,389

PROPERTY, PLANT AND EQUIPMENT - Net                                            86,202              84,034

NOTE RECEIVABLE                                                                 1,722               1,722

OTHER ASSETS                                                                      359                 375
                                                                           ----------          ----------

TOTAL ASSETS                                                               $  150,273          $  128,520
                                                                           ----------          ----------
                                                                           ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                     $   13,900          $    8,100
   Cash overdraft                                                               2,989                 965
   Accounts payable                                                             2,786               4,029
   Grower payable                                                              16,359                 660
   Payroll and related liabilities                                                545                 634
   Accrued interest                                                               400                 191
   Other accrued liabilities                                                      721                 886
   Current portion of long-term debt                                            4,869               4,899
                                                                           ----------          ----------

      Total current liabilities                                                42,569              20,364

LONG-TERM DEBT                                                                 38,419              39,250

DEFERRED INCOME TAXES                                                          11,470              11,422

STOCKHOLDERS' EQUITY:

   Class A common stock, par value $.01; 6,000,000 shares
   authorized; 4,342,528 issued and outstanding at
   September 30, 1999 and June 30, 1999, respectively.                             44                  44

   Class B common stock, par value $.01; 54,000,000 shares
   authorized; 5,155,733 shares issued and outstanding at
   September 30, 1999 and June 30, 1999, respectively.                             51                  51

   Paid-in capital                                                             44,837              44,837
   Retained earnings                                                           12,883              12,552
                                                                           ----------          ----------
      Total stockholders' equity                                               57,815              57,484
                                                                           ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  150,273          $  128,520
                                                                           ----------          ----------
                                                                           ----------          ----------

         See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1999              1998
REVENUES:
   Bulk wine and juice                                                       $    5,259         $   4,575
   Wine grapes                                                                    6,211             6,066
   Case goods                                                                     4,579             3,893
   Brandy and spirits                                                               307             3,222
                                                                             ----------         ---------

      Total revenues                                                             16,356            17,756

COST OF SALES                                                                    13,273            12,803
                                                                             ----------         ---------

GROSS PROFIT                                                                      3,083             4,953

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                         1,509             1,549
                                                                             ----------         ---------

INCOME FROM OPERATIONS                                                            1,574             3,404

INTEREST EXPENSE                                                                  1,007             1,395

OTHER EXPENSE                                                                        28                 6
                                                                             ----------         ---------

INCOME BEFORE INCOME TAXES                                                          539             2,003

INCOME TAXES                                                                        208               817
                                                                             ----------         ---------

NET INCOME                                                                          331             1,186

ACCRETION ON PREFERRED STOCK                                                          -            (1,928)
REDEEMABLE PREFERRED STOCK DIVIDENDS                                                  -              (400)
                                                                             ----------         ---------

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                               $      331          $ (1,142)
                                                                             ----------         ---------
                                                                             ----------         ---------

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC                                                                     $     0.03         $   (0.13)
                                                                             ----------         ---------
                                                                             ----------         ---------
   DILUTED                                                                   $     0.03         $   (0.13)
                                                                             ----------         ---------
                                                                             ----------         ---------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                                          9,498             8,934
                                                                             ----------         ---------
                                                                             ----------         ---------
   DILUTED                                                                        9,603             8,934
                                                                             ----------         ---------
                                                                             ----------         ---------

          See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1999              1998

OPERATING ACTIVITIES:
   Net income                                                                $     331          $    1,186
   Adjustments to reconcile net income to net cash
    flows used in operating activities:
       Depreciation and amortization                                             1,195                 964
       Loss on disposal of assets                                                   20                   -
       Deferred income taxes                                                       208                 810
       Changes in assets and liabilities:
          Receivables                                                           (4,309)             (8,438)
          Inventories                                                          (15,383)            (13,331)
          Prepaid expenses and other current assets                                146                (695)
          Accounts payable                                                      (1,243)              1,369
          Grower payable                                                        15,699              13,490
          Payroll and related liabilities                                          (89)             (5,663)
          Other accrued liabilities                                                209                (340)
          Accrued interest                                                        (165)               (397)
          Income taxes refundable/payable                                            -               3,096
                                                                             ---------           ---------

            Net cash used in operating activities                               (3,381)             (7,949)

INVESTING ACTIVITIES --
   Purchases of property, plant and equipment                                   (3,543)             (1,860)

FINANCING ACTIVITIES:
   Borrowings on line of credit                                                  7,300              22,050
   Payments on line of credit                                                   (1,500)            (23,450)
   Change in cash overdraft                                                      2,024                 689
   Repayments of long-term debt                                                   (879)            (12,595)
   Redemption of Sr. Preferred Stock                                                 -             (10,000)
   Payment of dividends                                                              -                (400)
   Proceeds from the sale of common stock                                            -              33,992
   Public offering costs                                                             -                (472)
                                                                             ---------           ---------

       Net cash provided by financing activities                                 6,945               9,814
                                                                             ---------           ---------

INCREASE IN CASH AND EQUIVALENTS                                                    21                   5

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           30                  40
                                                                             ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                                          $      51           $      45
                                                                             ---------           ---------
                                                                             ---------           ---------

OTHER CASH FLOW INFORMATION:
   Interest paid                                                             $   1,265           $   1,843
                                                                             ---------           ---------
                                                                             ---------           ---------

   Notes/leases issued to acquire property and equipment                     $       -           $   1,916
                                                                             ---------           ---------
                                                                             ---------           ---------

            See accompanying notes to consolidated financial statements.

                         GOLDEN STATE VINTNERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1999 and its results of operations and its cash flows for the three month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 1999, on file at the Securities and Exchange Commission. The Company's results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands):

                                               SEPTEMBER 30,    JUNE 30,
                                                   1999           1999
                                               -------------  -------------
Bulk wine                                      $      33,781  $      14,250
Cased and bottled wine                                 3,352          3,584
Brandy                                                 2,153            916
Juice, supplies and other                              1,517          1,214
Unharvested crop costs                                 1,946          7,208
                                               -------------  -------------
   Total                                       $      42,749  $      27,172
                                               -------------  -------------
                                               -------------  -------------

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments," SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for the Company's fiscal year ending June 30, 2001. The Company is currently evaluating what impact, if any, this statement may have on its financial statements.

NOTE 4 - BUSINESS SEGMENT INFORMATION

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

                         GOLDEN STATE VINTNERS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - BUSINESS SEGMENT INFORMATION (CONTINUED)

  Segment information as of September 30 and June 30, 1999 and for the three month periods ended September 30, 1999 and 1998 is as follows (in thousands):



                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
Revenues, net:
 Bulk wine...................       $     5,259         $     4,575
 Wine grapes.................             6,211               6,066
 Case goods..................             4,579               3,893
 Brandy......................               307               3,222
                                    -----------         -----------
  Total revenues, net........            16,356              17,756

Cost of Sales:
 Bulk wine...................             4,301               3,635
 Wine grapes.................             5,126               3,905
 Case goods..................             3,700               2,944
 Brandy......................               146               2,319
                                    -----------         -----------
  Total cost of sales........            13,273              12,803

Gross Profit:
 Bulk wine...................               958                 940
 Wine grapes.................             1,085               2,161
 Case goods..................               879                 949
 Brandy......................               161                 903
                                    -----------         -----------
  Total gross profit.........       $     3,083         $     4,953
                                    -----------         -----------
                                    -----------         -----------

Capital Expenditures:
 Bulk wine...................       $     2,014         $     3,093
 Wine grapes.................               198                 181
 Case goods..................               767                  54
 Brandy......................               553                 447
 Corporate...................                11                   1
                                    -----------         -----------
  Total......................       $     3,543         $     3,776
                                    -----------         -----------
                                    -----------         -----------

Depreciation and amortization:
 Bulk wine...................       $       535         $       304
 Wine grapes.................               515                 469
 Case goods..................                41                  25
 Brandy......................                21                  55
 Corporate...................                83                 111
                                    -----------         -----------
  Total......................       $     1,195         $       964
                                    -----------         -----------
                                    -----------         -----------



                                    SEPTEMBER 30,       JUNE 30,
                                        1999              1999
                                    -------------       --------
Total Assets:
 Bulk wine...................       $      84,347       $ 63,311
 Wine grapes.................              37,711         39,641
 Case goods..................              10,811          9,840
 Brandy......................               9,774          7,763
 Corporate...................               7,630          7,965
                                    -------------       --------
  Total......................       $     150,273       $128,520
                                    -------------       --------
                                    -------------       --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GOLDEN STATE VINTNERS, INC. (THE "COMPANY") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION, THOSE FACTORS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999, AS FILED WITH SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 28, 1999. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Recent Developments

Seasonality and Quarterly Results

     The Company has experienced and expects to continue to experience seasonal and quarterly fluctuations in its revenues. Because of the inherent seasonality of its operations, the Company has historically reported its highest revenues and net income in its first and second fiscal quarters as the Company sells most of its grapes in the first quarter, immediately after harvest, sells most of its bulk wine in its second quarter, immediately after crush, and performs many of its wine processing services in the first and second quarters.

As a result the Company typically reports lower revenues and net income
(loss) in the third and fourth fiscal quarters. In fiscal 1999 and 2000 El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to normal harvests. The Company anticipates that the late harvest of grapes will result in the substantial reallocation of revenues relating directly to the 1999 crush into the Company's second and third fiscal quarters.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

     Revenues for the first quarter of fiscal 2000 were $16.4 million, a decrease of $1.4 million or 7.9%, as compared to revenues of $17.8 million for the first quarter of fiscal 1999. The decrease in revenues was primarily due to a delay in the production and sale of brandy and spirits partially offset by increased bulk wine, wine grapes and case goods revenues.

     Bulk Wine and Related Services. For the first quarter of fiscal 2000, revenues from bulk wine and related services were $5.3 million, an increase of $.7 million or 15.2%, as compared to revenues of $4.6 million in the first quarter of fiscal 1999. The increase in bulk wine and related services revenue resulted from a favorable mix of bulk wine sold compared to the prior year resulting in higher per gallon sales prices partially offset by a decrease in overall gallons sold.

     Wine grapes. In the first quarter of fiscal 2000, revenues from grape sales were $6.2 million, an increase of $.1 million or 1.6%, as compared to revenues of $6.1 million in the first quarter of fiscal 1999. Wine grapes revenues consist of revenues from grapes grown on the Company's vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes". Company grown grape tons delivered to customers decreased to approximately 14,600 tons (or $4.1 million in revenues) in the first quarter of 2000 compared to 23,400 tons (or $5.9 million in revenues) in the first fiscal quarter 1999 primarily as a result of overall decreased yields on Company owned vineyards as compared to the prior year and the Company's restructuring of grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy. Resold grape revenue increased to $2.1 million from $.2 million for the first quarters of fiscal 2000 and 1999 respectively.

     Case goods and related services. For the first quarter of fiscal 2000, revenues from case goods and related services were $4.6 million, an increase of $.7 million or 17.9%, as compared to revenues of $3.9 million in the first quarter of fiscal 1999. The period to period increase in case goods and related services revenues was primarily due to an increase in private label case goods and related services.

     Brandy. For the first quarter of fiscal 2000, revenues from the sale of brandy and grape spirits were $.3 million, a decrease of $2.9 million or 90.6%, as compared to revenues of $3.2 million in the first quarter of fiscal 1999. The period to period decline in brandy revenue was due to delayed production of brandy due to a later harvest and required product blending. Management expects brandy revenues to be recognized primarily in the second quarter of fiscal 2000.

Cost of Sales

     For the first quarter of fiscal 2000, total cost of sales was $13.3 million, an increase of $.5 million or 3.9%, from $12.8 million in the first quarter of fiscal 1999. As a percentage of revenues, for the first quarter of fiscal 2000, cost of sales was 81.2%, an increase from 72.1% for the first quarter of fiscal 1999. The increase in cost of sales on a percentage of revenue basis resulted primarily from 1) increased grape per ton costs due to decreased grape yields from Company owned vineyards and 2) overall decrease in case goods margins.

Gross Profit

     In the first quarter of fiscal 2000, the Company realized gross profit of $3.1 million, a decrease of $1.9 million or 38.0%, as compared to gross profit of $5.0 million in the first quarter of fiscal 1999. As a percentage of revenues, in the first quarter of fiscal 2000 gross margin declined to 18.8%, from 27.9% in the first quarter of fiscal 1999. The Company's gross margin for the first quarter of fiscal 2000 was primarily impacted by the items discussed above under "Cost of Sales".

Selling, General and Administrative Expenses

     Selling, general and administrative expenses included general administrative items, and corporate overhead. For the first quarters of fiscals 1999 and 2000, selling, general and administrative expenses were $1.5 million.

Interest Expense

     For the first quarter of fiscal 2000, interest expense was $1.0 million, a decrease of $.4 million or 28.6%, as compared to interest expense of $1.4 million in the first quarter of fiscal 1999. The period to period decline is due to decreased average borrowings on the Company's line of credit and the Company's use of proceeds from the IPO during July and August 1998 to repay approximately $11.9 million in long-term debt, $5.7 million in officer notes and to reduce its outstanding line of credit balance by $4.7 million.

Net Income

     For the first quarter of fiscal 2000, net income was $.3 million, a decrease of $.9 million or 75.0%, as compared to net income of $1.2 million in the first quarter of fiscal 1999. Net income in the first quarter of fiscal 2000 was adversely impacted primarily by a reduction in revenues from grape sales realized from Company owned vineyards as explained above.

Earnings Per Share

     For the first quarter of fiscal 2000, the basic earnings per share was $0.03, as compared to basic loss per share of $.13 for the first quarter of fiscal 1999. Net loss available to common shareholders for the first quarter of 1999 was impacted by net income of $1.2 million offset by dividend payments of $.4 million on shares of Senior Preferred Stock and, as a result of the Company's initial public offering, accretion of $1.9 million with respect to Senior Preferred Stock redeemed and Junior Preferred Stock converted.

Liquidity and Capital Resources

     The Company's working capital position at September 30, 1999 was $19.4 million, as compared to $22.0 million at June 30, 1999. The decrease in working capital is primarily due to internally financed additions to property, plant and equipment. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances at September 30, 1999 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. Revolving line of credit balances were $13.9 million and $8.1 million at September 30, 1999 and June 30, 1999, respectively. Unused availability under the line of credit was $18.6 million at September 30, 1999.

     Net cash used in operating activities for the first quarter of fiscal 2000 was $3.4 million, as compared to net cash used in operations of $7.9 million for the first quarter of fiscal 1999. In the first quarter of fiscal 1999, the Company made payments on officer notes aggregating $5.7 million.

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

    To date, the Company has spent approximately $198,000 to reprogram, replace and test its information technology software for Year 2000 compliance. The Company estimates the costs of these efforts will be between $210,000 and $220,000 (inclusive of the $198,000). Costs and expenses arising in connection with the Company's Year 2000 compliance efforts have been, and will be, expensed as incurred.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Form 10-K for the fiscal year ended June 30, 1999.

                                     PART II

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Form 10-K for the fiscal year ended June 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     11   Statement Regarding Computation of Per Share Earnings
     27   Summary Financial Information

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 1999                  GOLDEN STATE VINTNERS, INC.



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