Form 10-Q
period 1999-12-31
GOLDEN STATE VINTNERS INC
filed 2000-02-14
CIK 1059581

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

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of February 14, 2000 was 4,342,528 and 5,155,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GOLDEN STATE VINTNERS, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:

Item 1:   Financial Statements
          Consolidated Balance Sheets as of December 31, 1999
           and June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations for the Three and Six Months
           Ended December 31, 1999 and 1998 . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 1999 and 1998 . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . 6

Item 2:   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . 8

Item 3:   Quantitative and Qualitative Disclosures About Market Risk. . . .  13

PART II -- OTHER INFORMATION

Item 5:   Other Information . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 14

                           PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GOLDEN STATE VINTNERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                          DECEMBER 31,         JUNE 30,
                                                                             1999                1999
                                                                         -------------         --------
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                    $       49         $        30
   Trade and other receivables - net                                           18,126               9,939
   Inventories                                                                 25,307              27,172
   Refundable income taxes                                                        222               4,131
   Prepaid expenses and other current assets                                      685                 729
   Deferred income taxes                                                          305                 388
                                                                           ----------          ----------
      Total current assets                                                     44,694              42,389

PROPERTY, PLANT AND EQUIPMENT - Net                                            86,098              84,034

NOTE RECEIVABLE                                                                 1,722               1,722

OTHER ASSETS                                                                      343                 375
                                                                           ----------          ----------
TOTAL ASSETS                                                               $  132,857          $  128,520
                                                                           ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                     $    1,900          $    8,100
   Cash overdraft                                                                 602                 965
   Accounts payable                                                             2,668               4,029
   Grower payable                                                               8,209                 660
   Payroll and related liabilities                                                534                 634
   Accrued interest                                                               766                 191
   Other accrued liabilities                                                      207                 886
   Current portion of long-term debt                                            4,916               4,899
                                                                           ----------          ----------
      Total current liabilities                                                19,802              20,364

LONG-TERM DEBT                                                                 37,753              39,250

DEFERRED INCOME TAXES                                                          12,668              11,422

STOCKHOLDERS' EQUITY:

   Class A common stock, par value $.01; 6,000,000 shares
   authorized; 4,342,528 shares issued and outstanding at
   December 31, 1999 and June 30, 1999, respectively.                              44                  44

   Class B common stock, par value $.01; 54,000,000 shares
   authorized; 5,155,733 shares issued and outstanding at
   December 31, 1999 and June 30, 1999, respectively.                              51                  51

   Paid-in capital                                                             44,837              44,837
   Retained earnings                                                           17,702              12,552
                                                                           ----------          ----------
      Total stockholders' equity                                               62,634              57,484
                                                                           ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  132,857          $  128,520
                                                                           ==========          ==========

         See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                             DECEMBER 31,                                   DECEMBER 31,
                                                    -----------------------------                 -----------------------------
                                                        1999              1998                        1999              1998
REVENUES:
   Bulk wine and juice                               $   31,547         $  34,662                  $   36,806         $  39,237
   Wine grapes                                            4,407             7,303                      10,618            13,369
   Case goods                                             4,055             4,295                       8,634             8,188
   Brandy and spirits                                    13,596             9,748                      13,903            12,970
                                                     ----------         ---------                  ----------         ---------

      Total revenues                                     53,605            56,008                      69,961            73,764

COST OF SALES                                            43,053            42,823                      56,326            55,626
                                                     ----------         ---------                  ----------         ---------

GROSS PROFIT                                             10,552            13,185                      13,635            18,138

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                 1,616             1,624                       3,125             3,173
                                                     ----------         ---------                  ----------         ---------

INCOME FROM OPERATIONS                                    8,936            11,561                      10,510            14,965

INTEREST EXPENSE                                          1,090             1,180                       2,097             2,575

OTHER EXPENSE                                               (3)               (7)                          25               (1)
                                                     ----------         ---------                  ----------         ---------

INCOME BEFORE INCOME TAXES                                7,849            10,388                       8,388            12,391

INCOME TAXES                                              3,030             4,238                       3,238             5,055
                                                     ----------         ---------                  ----------         ---------

NET INCOME                                                4,819             6,150                       5,150             7,336

ACCRETION ON PREFERRED STOCK                                  -                 -                           -            (1,928)
REDEEMABLE PREFERRED STOCK DIVIDENDS                          -                 -                           -              (400)
                                                     ----------         ---------                  ----------         ---------

INCOME AVAILABLE TO COMMON STOCKHOLDERS              $    4,819         $   6,150                  $    5,150         $   5,008
                                                     ==========         =========                  ==========         =========

EARNINGS PER COMMON SHARE:
   BASIC                                             $     0.51         $    0.65                  $     0.54         $    0.54
                                                     ==========         =========                  ==========         =========
   DILUTED                                           $     0.51         $    0.63                  $     0.54         $    0.53
                                                     ==========         =========                  ==========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                  9,498             9,479                       9,498             9,207
                                                     ==========         =========                  ==========         =========
   DILUTED                                                9,509             9,751                       9,546             9,489
                                                     ==========         =========                  ==========         =========

          See accompanying notes to consolidated financial statements.

                             GOLDEN STATE VINTNERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                            -----------------------------
                                                                                1999              1998
OPERATING ACTIVITIES:
   Net income                                                                $   5,150          $    7,336
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                                             4,520               3,224
       Change in allowance for doubtful accounts                                  (200)                  -
       Loss on disposal of assets                                                   26                   9
       Deferred income taxes                                                     1,329               1,313
       Changes in assets and liabilities:
          Trade and other receivables                                           (7,987)            (26,404)
          Inventories                                                              258              (6,926)
          Prepaid expenses and other current assets                                 44                (531)
          Accounts payable                                                      (1,361)             (1,570)
          Grower payable                                                         7,549               9,012
          Payroll and related liabilities                                         (100)             (5,750)
          Other accrued liabilities                                                 16              (1,104)
          Accrued interest                                                        (120)               (270)
          Income taxes refundable/payable                                        3,909               6,830
                                                                             ---------           ---------

            Net cash provided by (used in) operating activities                 13,033             (14,831)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                   (4,935)             (2,435)

FINANCING ACTIVITIES:
   Borrowings on line of credit                                                 19,400              41,950
   Payments on line of credit                                                  (25,600)            (37,650)
   Change in cash overdraft                                                       (363)              3,066
   Repayments of long-term debt                                                 (1,516)            (13,175)
   Redemption of Sr. Preferred Stock                                                 -             (10,000)
   Payment of dividends                                                              -                (400)
   Proceeds from the sale of common stock                                            -              33,992
   Public offering costs                                                             -                (486)
                                                                             ---------           ---------

       Net cash provided by (used in) financing activities                      (8,079)             17,297
                                                                             ---------           ---------

INCREASE IN CASH AND EQUIVALENTS                                                    19                  31

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           30                  40
                                                                             ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                                          $      49           $      71
                                                                             =========           =========

OTHER CASH FLOW INFORMATION:
   Interest paid                                                             $   2,379           $   2,891
                                                                             =========           =========

   Income taxes paid                                                         $       -           $       -
                                                                             =========           =========

   Notes/leases issued to acquire property and equipment                     $       -           $   2,984
                                                                             =========           =========

            See accompanying notes to consolidated financial statements.

                         GOLDEN STATE VINTNERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1999 and its results of operations and its cash flows for the three and six month periods ended December 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 1999, on file at the Securities and Exchange Commission. The Company's results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands):

                                                DECEMBER 31,    JUNE 30,
                                                   1999           1999
                                               -------------  -------------
Bulk wine                                      $      19,682  $      14,250
Cased and bottled wine                                 2,368          3,584
Brandy                                                   421            916
Juice, supplies and other                              1,136          1,214
Unharvested crop costs                                 1,700          7,208
                                               -------------  -------------
   Total                                       $      25,307  $      27,172
                                               =============  =============

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments" which extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for the Company's fiscal year ending June 30, 2001. The Company is currently evaluating what impact, if any, this statement may have on its financial statements.

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

                         GOLDEN STATE VINTNERS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - BUSINESS SEGMENT INFORMATION (CONTINUED)

  Segment information as of December 31 and June 30, 1999 and for the three and six month periods ended December 31, 1999 and 1998 is as follows (in thousands):

                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              DECEMBER 31,                          DECEMBER 31,
                                    -------------------------------        -------------------------------
                                        1999                1998               1999                1998
                                    -----------         -----------        -----------         -----------
Revenues, net:
 Bulk wine...................       $    31,547         $    34,662        $    36,806         $    39,237
 Wine grapes.................             4,407               7,303             10,618              13,369
 Case goods..................             4,055               4,295              8,634               8,188
 Brandy......................            13,596               9,748             13,903              12,970
                                    -----------         -----------        -----------         -----------
  Total revenues, net........            53,605              56,008             69,961              73,764

Cost of Sales:
 Bulk wine...................            25,060              26,739             29,360              30,374
 Wine grapes.................             3,773               5,498              8,899               9,403
 Case goods..................             3,511               3,344              7,212               6,288
 Brandy......................            10,709               7,242             10,855               9,561
                                    -----------         -----------        -----------         -----------
  Total cost of sales........            43,053              42,823             56,326              55,626

Gross Profit:
 Bulk wine...................             6,487               7,923              7,446               8,863
 Wine grapes.................               634               1,805              1,719               3,966
 Case goods..................               544                 951              1,422               1,900
 Brandy......................             2,887               2,506              3,048               3,409
                                    -----------         -----------        -----------         -----------
  Total gross profit.........       $    10,552         $    13,185        $    13,635         $    18,138
                                    -----------         -----------        -----------         -----------
                                    -----------         -----------        -----------         -----------
Capital Expenditures:
 Bulk wine...................       $       497         $     1,300        $     2,511         $     4,393
 Wine grapes.................                54                 218                252                 399
 Case goods..................               804                  65              1,571                 119
 Brandy......................                21                  53                574                 500
 Corporate...................                15                   7                 27                   8
                                    -----------         -----------        -----------         -----------
  Total......................       $     1,391         $     1,643        $     4,935         $     5,419
                                    ===========         ===========        ===========         ===========
Depreciation and amortization:
 Bulk wine...................       $     2,609         $     1,792        $     3,143         $     2,096
 Wine grapes.................                36                 211                551                 680
 Case goods..................                41                  16                 82                  41
 Brandy......................               549                 239                571                 294
 Corporate...................                90                   2                173                 113
                                    -----------         -----------        -----------         -----------
  Total......................       $     3,325         $     2,260        $     4,520         $     3,224
                                    ===========         ===========        ===========         ===========

                                     DECEMBER 31,       JUNE 30,
                                        1999              1999
                                    -------------       --------
Total Assets:
 Bulk wine...................       $      76,430       $ 63,311
 Wine grapes.................              34,319         39,641
 Case goods..................               9,323          9,840
 Brandy......................               8,833          7,763
 Corporate...................               3,952          7,965
                                    -------------       --------
  Total......................       $     132,857       $128,520
                                    =============       ========

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

     As a result the Company typically reports lower revenues and net income
(loss) in the third and fourth fiscal quarters. In fiscal 1999 and 2000 El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to normal harvests. The Company anticipates that the late harvest of grapes will result in the substantial reallocation of revenues relating directly to the 1999 crush into the Company's third fiscal quarter of fiscal 2000.

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues

         Revenues for the second quarter of fiscal 2000 were $53.6 million, a decrease of $2.4 million or 4.3%, as compared to revenues of $56.0 million for the second quarter of fiscal 1999. The decrease in revenues was primarily due to decreased wine grape sales as a result of the continued impact of the Company's restructured grape supply relationship with EJ Gallo and a smaller grape harvest in general offset by increased brandy revenues.

         Bulk wine and related services. For the second quarter of fiscal 2000, revenues from bulk wine and related services were $31.5 million, a decrease of $3.2 million or 9.2%, as compared to revenues of $34.7 million in the second quarter of fiscal 1999. The decrease in bulk wine and related services revenue resulted from decreased gallons sold primarily relating to the smaller grape harvest in 1999.

         Wine Grapes. In the second quarter of fiscal 2000, revenues from grape sales were $4.4 million, a decrease of $2.9 million or 39.7%, as compared to revenues of $7.3 million in the second quarter of fiscal 1999. Wine grapes revenues consist of revenues from grapes grown on the Company's vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes". Company grown grape tons delivered to customers decreased approximately 11,000 tons (or $2.6 million in revenues) from approximately 18,000 to 7,000 tons in the second quarter of 2000 compared to the second fiscal quarter 1999 primarily as a result of the Company's restructuring of grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy and overall decreased yields on Company owned vineyards as compared to the prior year. Resold grape revenue decreased to $3.1 million from $3.4 million for the second quarters of fiscal 2000 and 1999 respectively.

         Case goods and related services. For the second quarter of fiscal 2000, revenues from case goods and related services were $4.1 million, a decrease of $.2 million or 4.7%, as compared to revenues of $4.3 million in the second quarter of fiscal 1999. The period to period slight decrease in case goods and related services revenues was primarily due to the transition to a new bottling line at the Company's St. Helena facility scheduled to resume bottling operations in February 2000.

         Brandy. For the second quarter of fiscal 2000, revenues from the sale of brandy and grape spirits were $13.6 million, an increase of $3.9 million or 40.2%, as compared to revenues of $9.7 million in the second quarter of fiscal 1999. The period to period increase is a result of a shift of brandy revenue from the first to the second quarter of fiscal 2000 due to delayed production of brandy as a result of a later harvest and required product blending and to a lesser extent an increase in the contracted brandy production requirement.

Cost of Sales

         In the second quarter of fiscal 2000, total cost of sales was $43.1 million, an increase of $.3 million or .7% as compared to total cost of sales of $42.8 million in the second quarter of fiscal 1999. As a percentage of revenues, for the second quarter of fiscal 2000, cost of sales was 80.4%, an increase from 76.4% for the second quarter of fiscal 1999. The increase in cost of sales on a percentage of revenue basis resulted primarily from 1) increased per ton grape costs due to decreased grape yields from Company owned vineyards and 2) an overall decrease in case goods margins due to competitive pressures.

Gross Profit

         In the second quarter of fiscal 2000, the Company realized gross profit of $10.6 million, a decrease of $2.6 million or 19.7%, as compared to gross profit of $13.2 million in the second quarter of fiscal 1999. As a percentage of revenues, in the second quarter of fiscal 2000 gross margin declined to 19.6%, from 23.6% in the second quarter of fiscal 1999. The Company's gross margin for the second quarter of fiscal 2000 was primarily impacted by the items discussed above under "Cost of Sales".

Selling, General and Administrative Expenses

         Selling, general and administrative expenses included general administrative items, and corporate overhead. For the second quarters of both fiscal years 2000 and 1999, selling, general and administrative expenses were $1.6 million. In the second quarter of fiscal 2000, the Company reduced its allowance for doubtful accounts by $200,000 offset by charges relating to research and market development of various new potential products.

Interest Expense

         For the second quarter of fiscal 2000, interest expense was $1.1 million, a decrease of $.1 million or 8.3%, as compared to interest expense of $1.2 million in the second quarter of fiscal 1999. The period to period decline is due to decreased average borrowings on the Company's line of credit.

Net Income

         For the second quarter of fiscal 2000, net income was $4.8 million, a decrease of $1.4 million or 22.6%, as compared to net income of $6.2 million in the second quarter of fiscal 1999. Net income in the second quarter of fiscal 2000 was adversely impacted by 1) a reduction in revenues from grape sales realized from Company owned vineyards 2) lower bulk revenues and 3) lower margins on certain lines of business as previously explained.

Earnings Per Share

         For the second quarter of fiscal 2000, the basic earnings per share was $.51, as compared to basic earnings per share of $.65 for the second quarter of fiscal 1999. Net earnings available to common shareholders for the second quarter of 2000 was impacted by reduced net income.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues

         Total revenues for the first six months of fiscal 2000 were $70.0 million, a decrease of $3.8 millions or 5.1%, as compared to revenues of $73.8 million for the first six months of fiscal 1999. The overall decrease in revenues was primarily due to decreased wine grape sales as a result of the continued restructuring of the Company's grape supply relationship with EJ Gallo Winery and decreased yields on Company owned vineyards as compared to the prior year as offset by increased brandy and case goods revenues.

         Bulk wine and related services. For the first six months of fiscal 2000, revenues from bulk wine and related services were $36.8 million, a decrease of $2.4 million or 6.1%, as compared to revenues of $39.2 million in the first six months of fiscal 1999. Such decrease primarily resulted from an overall reduction in processing as a result of the reduced California grape harvest.

         Wine grapes. In the first six months of fiscal 2000, revenues from grape sales were $10.6 million, a decrease of $2.8 million or 20.9%, as compared to revenues of $13.4 million in the first six months of fiscal 1999. Wine grapes revenues consist of revenues from grapes grown on the Company's vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes". Company grown grape tons delivered to customers decreased approximately 20,000 tons (or $4.4 million in revenues) from approximately 42,000 to 22,000 tons in the first six months of fiscal

2000 compared to the first six months of fiscal 1999 primarily as a result of overall decreased yields on Company owned vineyards as compared to the prior year and the Company's continued restructuring of grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy. Resold grape revenue increased to $5.2 million from $3.6 million for the first six months of fiscal 2000 and 1999, respectively.

         Case goods and related services. For the first six months of fiscal 2000, revenues from case goods and related services were $8.6 million, an increase of $.4 million or 4.9%, as compared to revenues of $8.2 million in the first six months of fiscal 1999. The period to period increase in case goods and related services revenues was primarily due to stronger customer demand.

         Brandy. For the first six months of fiscal 2000, revenues from the sale of brandy and grape spirits were $13.9 million, an increase of $.9 million or 6.9%, as compared to revenues of $13.0 million in the first six months of fiscal 1999. Brandy sales volume increased to approximately 2.4 million proof gallons for the first six months of fiscal 2000 compared to approximately 2.1 million proof gallons in the first six months of fiscal 1999 due to an increase in customer demand.

Cost of Sales

         For the first six months of fiscal 2000, total cost of sales was $56.3 million, an increase of $.7 million or 1.3%, from $55.6 million in the first six months of fiscal 1999. As a percentage of revenues, cost of sales for the first six months of fiscal 2000 was 80.4%, an increase from 75.3% in the first six months of fiscal 1999. The increase in cost of sales on a percentage of revenue basis was as a result of 1) increased per ton grape costs due to decreased grape yields from company owned vineyards, 2) the further shift, due to the grape contract restructuring discussed above, in the timing of certain 1999 vintage revenues and cost of sales from grapes in the first and second quarters of fiscal 2000 to bulk wine and case goods in the second and subsequent quarters of fiscal 2000 and 3) an overall decrease in case goods margins due to competitive pressures.

Gross Profit

         In the first six months of fiscal 2000, the Company realized gross profit of $13.6 million, a decrease of $4.5 million or 24.9%, as compared to $18.1 million in the first six months of fiscal 1999. As a percentage of revenues, gross profit for the first six months of fiscal 2000 was 19.6%, a decrease from 24.7% in the first six months of fiscal 1999. The Company's gross profit and gross margin for the first six months of fiscal 2000 were primarily impacted by the items discussed above under "Cost of Sales".

Selling, General and Administrative Expenses

         For the first six months of fiscal 2000, selling, general and administrative expenses were $3.1 million, a decrease of $.1 million or 3.1%, from $3.2 million for the first six months of fiscal 1999 primarily due to a decrease of $200,000 in the allowance for doubtful accounts offset by charges relating to research and market development of various new potential products.

Interest Expense

         For the first six months of fiscal 2000, interest expense was $2.1 million, a decrease of $.5 million or 19.2%, as compared to interest expense of $2.6 million in the first six months of fiscal 1999. The period to period decline is primarily due to decreased average borrowings on the Company's line of credit.

Net Income

         For the first six months of fiscal 2000, net income was $5.2 million, a decrease of $2.1 million or 28.8%, as compared to net income of $7.3 million in the first six months of fiscal 1999.

Earnings Per Share

         For the first six months of both fiscal 2000 and 1999, the basic earnings per share was $.54. Net income available to common shareholders for the first six months of fiscal 1999 was impacted by dividend payments of $.4 million on shares of Senior Preferred Stock and, as a result of the Company's initial public offering, accretion of $1.9 million with respect to Senior Preferred Stock redeemed and Junior Preferred Stock converted in the first quarter of fiscal 1999.

Liquidity and Capital Resources

     The Company's working capital position at December 31, 1999 was $24.9 million, as compared to $22.0 million at June 30, 1999. The increase in working capital is primarily due to cash, receivables and inventory generated relative to the 1999 crush. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances at December 31, 1999 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. Revolving line of credit balances were $1.9 million and $8.1 million at December 31, 1999 and June 30, 1999, respectively. Unused availability under the line of credit was $30.6 million at December 31, 1999.

     Net cash provided by operating activities for the first six months of fiscal 2000 was $13.0 million, as compared to net cash used in operations of $14.8 million for the first six months of fiscal 1999. In the first six months of fiscal 1999, the Company made payments on officer notes aggregating $5.7 million; in the first six months of fiscal 2000, the Company successfully collected receivables of approximately $18 million on bulk sales contracts earlier than in the prior year due to earlier completion and acceptance of bulk wine.

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

Year 2000 Compliance

    A significant percentage of the software that runs most of the computers in the United States relies on two-digit date codes to perform a number of computation and decision making functions. Commencing on January 1, 2000, these computer programs might have failed from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000.

    The Company spent approximately $254,000 to reprogram, replace and test its information technology software for Year 2000 compliance. With the passing of the new year, the Company did not experience any interruption to its operations due to Year 2000 compliance problems. The Company does not anticipate any additional material expenditures as a result of Year 2000 difficulties.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Form 10-K for the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.  OTHER INFORMATION

     As the Company bottles both proprietary and third party case goods, it is subject to various state and Federal product labeling regulations. On December 20, 1999, the Company received notice from the Bureau of Alcohol, Tobacco and Firearms ("BATF") concerning a review of certain capsules and labels applied to a limited number of case goods bottled by the Company. BATF alleges the Company may be in violation of the Federal Alcohol Administration Act with respect to certain labeling issues. The Company is cooperating with the BATF review and believes this matter will be resolved in a manner that is not materially adverse to the Company, though there can be no assurance in this regard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     11   Statement Regarding Computation of Per Share Earnings
     27   Summary Financial Information

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2000                 GOLDEN STATE VINTNERS, INC.



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