Form 10-Q
period 2000-03-31
GOLDEN STATE VINTNERS INC
filed 2000-05-15
CIK 1059581

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-24651

                            ------------------------

                          GOLDEN STATE VINTNERS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      77-0412761
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

      500 DRAKE'S LANDING ROAD, GREENBRAE, CALIFORNIA           94904
          (Address of principal executive offices)            (Zip Code)

                                 (415) 461-4400
                        (Registrant's telephone number,
                              including area code)

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

    /X/ Yes      / / No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of May 12, 2000 was 4,342,528 and 5,155,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GOLDEN STATE VINTNERS, INC.
                               TABLE OF CONTENTS

      ITEM NO.                                                                        PAGE
---------------------                                                               --------
                               PART I--FINANCIAL INFORMATION

Item 1--              Financial Statements

                      Consolidated Balance Sheets as of March 31, 2000 and June
                        30, 1999..................................................      3

                      Consolidated Statements of Operations for the Three and Nine
                        Months Ended March 31, 2000 and 1999......................      4

                      Consolidated Statements of Cash Flows for the Nine Months
                        Ended March 31, 2000 and 1999.............................      5

                      Notes to Consolidated Financial Statements..................      6

Item 2--              Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................      9

Item 3--              Quantitative and Qualitative Disclosures About Market
                        Risk......................................................     13

                                 PART II--OTHER INFORMATION

Item 5--              Other Information...........................................     20

Item 6--              Exhibits and Reports on Form 8-K............................     20

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN STATE VINTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    JUNE 30,
                                                                 2000         1999
                                                              -----------   --------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................    $  5,270    $     30
  Trade and other receivables--net..........................       6,052       9,939
  Inventories...............................................      21,169      27,172
  Refundable income taxes...................................       1,724       4,131
  Prepaid expenses and other current assets.................       1,075         729
  Deferred income taxes.....................................         118         388
                                                                --------    --------
      Total current assets..................................      35,408      42,389
PROPERTY, PLANT AND EQUIPMENT--Net..........................      83,506      84,034
NOTE RECEIVABLE.............................................          --       1,722
OTHER ASSETS................................................         336         375
                                                                --------    --------
TOTAL ASSETS................................................    $119,250    $128,520
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit.......................................    $     --    $  8,100
  Cash overdraft............................................          --         965
  Accounts payable..........................................       2,066       4,029
  Grower payable............................................         724         660
  Payroll and related liabilities...........................         747         634
  Accrued interest..........................................         774         886
  Other accrued liabilities.................................         161         191
  Current portion of long-term debt.........................       4,899       4,899
                                                                --------    --------
      Total current liabilities.............................       9,371      20,364
LONG-TERM DEBT..............................................      37,041      39,250
DEFERRED INCOME TAXES.......................................      11,556      11,422
STOCKHOLDERS' EQUITY:
  Class A common stock, par value $.01; 6,000,000 shares
    authorized; 4,342,528 shares issued and outstanding at
    March 31, 2000 and June 30, 1999, respectively..........          44          44
  Class B common stock, par value $.01; 54,000,000 shares
    authorized; 5,155,733 shares issued and outstanding at
    March 31, 2000 and June 30, 1999, respectively..........          51          51
  Paid-in capital...........................................      44,837      44,837
  Retained earnings.........................................      16,350      12,552
                                                                --------    --------
      Total stockholders' equity............................      61,282      57,484
                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $119,250    $128,520
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                      -------------------      ------------------
                                                        2000       1999          2000      1999
                                                      --------   --------      --------   -------
REVENUES:
  Bulk wine and juice...............................  $11,322    $18,793       $48,128    $58,030
  Wine grapes.......................................       (2)      (127)       10,616     13,242
  Case goods........................................    3,309      3,621        11,943     11,809
  Brandy and spirits................................      381        320        14,284     13,290
                                                      -------    -------       -------    -------
      Total revenues................................   15,010     22,607        84,971     96,371
COST OF SALES.......................................   14,478     16,557        70,804     72,183
                                                      -------    -------       -------    -------
GROSS PROFIT........................................      532      6,050        14,167     24,188

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........    2,100      1,607         5,225      4,780
                                                      -------    -------       -------    -------
INCOME (LOSS) FROM OPERATIONS.......................   (1,568)     4,443         8,942     19,408

INTEREST EXPENSE....................................      874      1,102         2,971      3,678
OTHER (INCOME) EXPENSE..............................      (63)        (6)          (38)        (7)
                                                      -------    -------       -------    -------
INCOME (LOSS) BEFORE INCOME TAXES...................   (2,379)     3,347         6,009     15,737
INCOME TAXES (BENEFIT)..............................   (1,027)     1,366         2,211      6,421
                                                      -------    -------       -------    -------
NET INCOME (LOSS)...................................   (1,352)     1,981         3,798      9,316
ACCRETION ON PREFERRED STOCK........................       --         --            --     (1,928)
REDEEMABLE PREFERRED STOCK DIVIDENDS................       --         --            --       (400)
                                                      -------    -------       -------    -------
INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS......  $(1,352)   $ 1,981       $ 3,798    $ 6,988
                                                      =======    =======       =======    =======
EARNINGS (LOSS) PER COMMON SHARE:
  BASIC.............................................  $ (0.14)   $  0.21       $  0.40    $  0.75
                                                      =======    =======       =======    =======
  DILUTED...........................................  $ (0.14)   $  0.20       $  0.40    $  0.73
                                                      =======    =======       =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC.............................................    9,498      9,488         9,498      9,299
                                                      =======    =======       =======    =======
  DILUTED...........................................    9,498      9,835         9,573      9,592
                                                      =======    =======       =======    =======

          See accompanying notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
  Net income................................................  $  3,798   $  9,316
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     5,337      4,073
    Change in allowance for doubtful accounts...............      (200)        --
    Loss on disposal of assets..............................     1,777         27
    Deferred income taxes...................................       404      1,710
    Changes in assets and liabilities:
      Trade and other receivables...........................     4,087     (5,562)
      Inventories...........................................     5,163      1,155
      Prepaid expenses and other current assets.............      (346)      (569)
      Accounts payable......................................    (1,963)    (2,042)
      Grower payable........................................        64       (245)
      Payroll and related liabilities.......................       113     (5,674)
      Other accrued liabilities.............................       (30)      (895)
      Accrued interest......................................      (112)      (279)
      Income taxes refundable/payable.......................     2,407      4,099
                                                              --------   --------
          Net cash provided by operating activities.........    20,499      5,114

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (5,650)    (4,080)
  Proceeds from note receivable.............................     1,722         --
  Change in deposits........................................        (8)        (3)
                                                              --------   --------
          Net cash used in investing activities.............    (3,936)    (4,083)

FINANCING ACTIVITIES:
  Borrowings on line of credit..............................    25,900     51,550
  Payments on line of credit................................   (34,000)   (61,050)
  Change in cash overdraft..................................      (965)      (801)
  Repayments of long-term debt..............................    (2,258)   (13,914)
  Redemption of Sr. Preferred Stock.........................        --    (10,000)
  Payment of dividends......................................        --       (400)
  Proceeds from the sale of common stock....................        --     33,992
  Public offering costs.....................................        --       (486)
  Stock option exercises....................................        --         90
                                                              --------   --------
          Net cash used in financing activities.............   (11,323)    (1,019)
                                                              --------   --------
INCREASE IN CASH AND EQUIVALENTS............................     5,240         12
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...................        30         40
                                                              --------   --------
CASH AND EQUIVALENTS, END OF PERIOD.........................  $  5,270   $     52
                                                              ========   ========
OTHER CASH FLOW INFORMATION:
  Interest paid.............................................  $  3,313   $  4,134
                                                              ========   ========
  Income taxes paid.........................................  $  1,400   $  3,700
                                                              ========   ========
  Notes/leases issued to acquire property and equipment.....  $     --   $  3,411
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2000 and its results of operations and its cash flows for the three and nine month periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 1999, on file at the Securities and Exchange Commission. The Company's results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2--INVENTORIES:

    Inventories consist of the following (in thousands):

                                                         MARCH 31,    JUNE 30,
                                                            2000        1999
                                                         ----------   --------
Bulk wine..............................................   $12,541     $14,250
Cased and bottled wine.................................     2,026       3,584
Brandy.................................................     1,309         916
Juice, supplies and other..............................     1,241       1,214
Unharvested crop costs.................................     4,052       7,208
                                                          -------     -------
  Total................................................   $21,169     $27,172
                                                          =======     =======

NOTE 3--NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 4--VINEYARD REMOVAL

    During the third quarter of fiscal 2000, the Company decided to remove approximately 700 acres of vineyards that were considered under-performing. The net book value of the vineyards removed and estimated removal costs aggregated to approximately $1.8 million and is included in cost of sales for the three and nine-month periods ended March 31, 2000.

NOTE 5--BUSINESS SEGMENT INFORMATION

    The Company's chief decision maker evaluates performance based on gross profit of the following four segments: bulk wine, wine grapes, case goods and brandy. The bulk wine segment includes the

                          GOLDEN STATE VINTNERS, INC.

NOTE 5--BUSINESS SEGMENT INFORMATION (CONTINUED) production and sale of bulk wine, the provision of custom crushing services, the storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes the production of proprietary and private label bottled wine and wine-related beverages and the provision of custom bottling and storage services. The Company's brandy segment includes the production of brandy and spirits and the provision of brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

    Segment information as of March 31, 2000 and June 30, 1999 and for the three and nine month periods ended March 31, 2000 and 1999 is as follows (in thousands):

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                               MARCH 31,             MARCH 31,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
Revenues, net:
  Bulk wine.............................  $11,322    $18,793    $48,128    $58,030
  Wine grapes...........................       (2)      (127)    10,616     13,242
  Case goods............................    3,309      3,621     11,943     11,809
  Brandy................................      381        320     14,284     13,290
                                          -------    -------    -------    -------
    Total revenues, net.................   15,010     22,607     84,971     96,371
Cost of Sales:
  Bulk wine.............................    9,170     13,461     38,530     43,835
  Wine grapes...........................    1,817          9     10,716      9,412
  Case goods............................    3,374      2,917     10,586      9,205
  Brandy................................      117        170     10,972      9,731
                                          -------    -------    -------    -------
    Total cost of sales.................   14,478     16,557     70,804     72,183
Gross Profit:
  Bulk wine.............................    2,152      5,332      9,598     14,195
  Wine grapes...........................   (1,819)      (136)      (100)     3,830
  Case goods............................      (65)       704      1,357      2,604
  Brandy................................      264        150      3,312      3,559
                                          -------    -------    -------    -------
    Total gross profit..................  $   532    $ 6,050    $14,167    $24,188
                                          =======    =======    =======    =======
Capital Expenditures:
  Bulk wine.............................  $   168    $   885    $ 2,679    $ 5,278
  Wine grapes...........................       88      1,010        340      1,409
  Case goods............................      418        110      1,989        229
  Brandy................................        6         64        580        564
  Corporate.............................       35          3         62         11
                                          -------    -------    -------    -------
    Total...............................  $   715    $ 2,072    $ 5,650    $ 7,491
                                          =======    =======    =======    =======
Depreciation and amortization:
  Bulk wine.............................  $   665    $   672    $ 3,809    $ 2,768

                          GOLDEN STATE VINTNERS, INC.

NOTE 5--BUSINESS SEGMENT INFORMATION (CONTINUED)

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                               MARCH 31,             MARCH 31,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
  Wine grapes...........................       --         --        551        680
  Case goods............................       48         16        130         57
  Brandy................................       22         63        593        357
  Corporate.............................       81         98        254        211
                                          -------    -------    -------    -------
    Total...............................  $   816    $   849    $ 5,337    $ 4,073
                                          =======    =======    =======    =======

                                                          MARCH 31,   JUNE 30,
                                                            2000        1999
                                                          ---------   --------
Total Assets:
  Bulk wine.............................................  $ 59,849    $ 63,311
  Wine grapes...........................................    32,864      39,641
  Case goods............................................     9,044       9,840
  Brandy................................................     8,582       7,763
  Corporate.............................................     8,911       7,965
                                                          --------    --------
    Total...............................................  $119,250    $128,520
                                                          ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations of Golden State Vintners, Inc. (the "Company" or "GSV") contains "Forward-Looking Statements," as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. The Company's results may differ materially from those anticipated in such Forward-Looking Statements as a result of a number of factors, including without limitation, (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines;
(ii) competition from various domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth;
(iii) interest rates and other business and economic conditions which could increase significantly the costs and risks of projected capital spending; and
(iv) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The Company undertakes no obligation to publicly update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

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

    As a result, the Company typically reports lower revenues and net income
(loss) in the third and fourth fiscal quarters. In fiscal 1999 and 2000 El Nino-related weather conditions, among other things, caused an approximate four-week delay in the California wine grape harvest as compared to normal harvests. The late harvest of grapes resulted in the substantial reallocation of revenues relating directly to the 1999 crush into the Company's third fiscal quarter of fiscal 2000.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    REVENUES

    Revenues for the third quarter of fiscal 2000 were $15.0 million, a decrease of $7.6 million or 33.6%, as compared to revenues of $22.6 million for the third quarter of fiscal 1999. The decrease in revenues was primarily due to a decrease in bulk wine revenues.

    BULK WINE AND RELATED SERVICES. For the third quarter of fiscal 2000, revenues from bulk wine and related services were $11.3 million, a decrease of $7.5 million or 39.9%, as compared to revenues of $18.8 million in the third quarter of fiscal 1999. The decrease in bulk wine and related services revenue resulted from decreased gallons contracted for current vintage wines and to a lesser extent the reduced California grape harvest.

    CASE GOODS AND RELATED SERVICES. For the third quarter of fiscal 2000, revenues from case goods and related services were $3.3 million, a decrease of $.3 million or 8.3%, as compared to revenues of $3.6 million in the third quarter of fiscal 1999. The period to period slight decrease in case goods and related services revenues was primarily due to the transition to a new bottling line at the Company's St. Helena facility which resumed operations in February 2000.

    WINE GRAPES AND BRANDY. The Company's wine grape and brandy business segments did not realize a material amount of revenues in the third quarter of fiscal 2000.

    COST OF SALES

    For the third quarter of fiscal 2000, total cost of sales was $14.5 million, a decrease of $2.1 million or 12.7%, as compared to total cost of sales of $16.6 million in the third quarter of fiscal 1999. As a percentage of revenues, for the third quarter of fiscal 2000, cost of sales was 96.7%, an increase from 73.5% for the third quarter of fiscal 1999. The increase in cost of sales on a percentage of revenue basis resulted primarily from 1) a write-off of approximately $1.8 million related to the removal of approximately 700 acres of vineyards that were underperforming and were expected to remain so in future periods 2) in fiscal 1999, a substantial last-in, first out (LIFO) benefit was recognized, whereas in fiscal 2000 the LIFO impact was not significant 3) increased per ton grape costs due to decreased grape yields from Company owned vineyards and 4) decreased utilization of bottling facilities and declining case goods margins.

    GROSS PROFIT

    In the third quarter of fiscal 2000, the Company realized gross profit of $.5 million, a decrease of $5.6 million or 91.8%, as compared to gross profit of $6.1 million in the third quarter of fiscal 1999. As a percentage of revenues, in the third quarter of fiscal 2000 gross margin declined to 3.3%, from 27.0% in the third quarter of fiscal 1999. The Company's gross margin for the third quarter of fiscal 2000 was primarily impacted by the items discussed above under "Cost of Sales".

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses included general administrative items, and corporate overhead. For the third quarter of fiscal 2000, selling, general and administrative expenses were $2.1 million, an increase of $.5 million or 31.3%, from $1.6 million for the third quarter of fiscal 1999 primarily due to consulting services for restructuring issues and charges relating to research and market development of various new products.

    INTEREST EXPENSE

    For the third quarter of fiscal 2000, interest expense was $.9 million, a decrease of $.2 million or 18.2%, as compared to interest expense of $1.1 million in the third quarter of fiscal 1999. The period to period decline is due to decreased average borrowings on the Company's line of credit.

    NET INCOME (LOSS)

    For the third quarter of fiscal 2000, net loss was $1.4 million, a decrease of $3.4 million as compared to net income of $2.0 million in the third quarter of fiscal 1999. Net loss in the third quarter was adversely impacted by 1) lower bulk revenues 2) removal of vineyards and 3) lower margins on certain lines of business as previously explained.

    EARNINGS (LOSS) PER SHARE

    For the third quarter of fiscal 2000, the basic loss per share was $.14, as compared to basic earnings per share of $.21 for the third quarter of fiscal 1999. Net earnings (loss) available to common shareholders for the third quarter of 2000 was impacted by reduced net income.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

    REVENUES

    Total revenues for the first nine months of fiscal 2000 were $85.0 million, a decrease of $11.4 million or 11.8%, as compared to revenues of $96.4 million for the first nine months of fiscal 1999. The overall decrease in revenues was primarily due to a decrease in bulk wine revenues as a result of decreased yields on Company owned vineyards as compared to the prior year and the continued restructuring of the Company's grape supply relationship with EJ Gallo Winery and were partially offset by increased brandy and case goods revenues.

    BULK WINE AND RELATED SERVICES. For the first nine months of fiscal 2000, revenues from bulk wine and related services were $48.1 million, a decrease of $9.9 million or 17.1%, as compared to revenues of $58.0 million in the first nine months of fiscal 1999. Such decrease primarily resulted from decreased gallons contracted for current vintage wines and to a lesser extent the reduced California grape harvest. In addition, in fiscal 2000, the Company has experienced a loss of revenues associated with a major bulk wine customer. Bulk wine revenues in fiscal 1999 from this customer were approximately $4.9 million compared to approximately $.4 million in the first nine months of fiscal 2000. Company management does not believe the fiscal 1999 level of revenues will be earned in fiscal 2000 nor is management certain this customer will continue to provide revenues in future periods to the extent realized in fiscal 1999.

    WINE GRAPES. In the first nine months of fiscal 2000, revenues from grape sales were $10.6 million, a decrease of $2.6 million or 19.7%, as compared to revenues of $13.2 million in the first nine months of fiscal 1999. Wine grapes revenues consist of revenues from grapes grown on the Company's vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes". Company grown grape tons delivered to customers decreased approximately 20,000 tons (or $4.4 million in revenues) from approximately 42,000 to 22,000 tons in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 primarily as a result of overall decreased yields on Company-owned vineyards as compared to the prior year and the Company's continued restructuring of grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy. Resold grape revenue increased to $5.2 million from $3.6 million for the first nine months of fiscal 2000 and 1999, respectively.

    CASE GOODS AND RELATED SERVICES. For the first nine months of fiscal 2000, revenues from case goods and related services were $11.9 million, an increase of $.1 million or .8%, as compared to revenues of $11.8 million in the first nine months of fiscal 1999. The period to period slight increase in case goods and related services was primarily due to stronger customer demand in the first 6 months of fiscal 2000.

    BRANDY. For the first nine months of fiscal 2000, revenues from the sale of brandy and grape spirits were $14.3 million, an increase of $1.0 million or 7.5%, as compared to revenues of $13.3 million in the first nine months of fiscal 1999. Brandy sales volume increased to approximately 2.4 million proof gallons in the first nine months of fiscal 2000 compared to approximately 2.1 million proof gallons in the first nine months of fiscal 1999 due to an increase in customer demand.

    COST OF SALES

    For the first nine months of fiscal 2000, total cost of sales was $70.8 million, a decrease of $1.4 million or 1.9%, from $72.2 million in the first nine months of fiscal 1999. As a percentage of revenues, cost of sales for the first nine months of fiscal 2000 was 83.3%, an increase from 74.9% in the first nine months of fiscal 1999. The increase in cost of sales on a percentage of revenue basis was primarily as a result of 1) increased per ton grape costs due to decreased grape yields from Company owned vineyards, 2) the write-off of approximately $1.8 million related to the removal of approximately 700 acres of vineyards that were underperforming and were expected to remain so in future periods and 3) the decreased utilization of bottling facilities and declining case goods margins.

    GROSS PROFIT

    In the first nine months of fiscal 2000, the Company realized gross profit of $14.2 million, a decrease of $10.0 million or 41.3%, as compared to $24.2 million in the first nine months of fiscal 1999. As a percentage of revenues, gross profit for the first nine months of fiscal 2000 was 16.7%, a decrease from 25.1% in the first nine months of fiscal 1999. The Company's gross profit and gross margin for the first nine months of fiscal 2000 were primarily impacted by the items discussed above under "Cost of Sales".

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the first nine months of fiscal 2000, selling, general and administrative expenses were $5.2 million, an increase of $.4 million or 8.3%, from $4.8 million for the first nine months of fiscal 1999 primarily due to consulting services for restructuring issues, research and market development of various new products partially offset by a decrease in the allowance for doubtful accounts.

    INTEREST EXPENSE

    For the first nine months of fiscal 2000, interest expense was $3.0 million, a decrease of $.7 million or 18.9%, as compared to interest expense of $3.7 million in the first nine months of fiscal 1999. The period to period decline is due to decreased average borrowings on the Company's line of credit.

    NET INCOME

    For the first nine months of fiscal 2000, net income was $3.8 million, a decrease of $5.5 million or 59.1%, as compared to net income of $9.3 million in the first nine months of fiscal 1999. Net income for the first nine months of fiscal 2000 was adversely impacted by lower bulk and wine grape revenues, lower margins on certain lines of business and the removal of vineyards as previously explained.

    EARNINGS PER SHARE

    For the first nine months of fiscal 2000, the basic earnings per share was $.40 as compared to basic earnings per share of $.75 for the first nine months of fiscal 1999. Net income available to common shareholders for the first nine months of fiscal 2000 was impacted by reduced net income.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position at March 31, 2000 was $26.0 million, as compared to $22.0 million at June 30, 1999. The increase in working capital is primarily due to cash, receivables and inventory generated relative to the 1999 crush. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances at March 31, 2000 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. Revolving line of credit balances were $0.0 million and $8.1 million at March 31, 2000 and June 30, 1999, respectively. Unused availability under the line of credit was $32.5 million at March 31, 2000.

    Net cash provided by operating activities for the first nine months of fiscal 2000 was $20.5 million, as compared to net cash provided by operations of $5.1 million for the first nine months of fiscal 1999. In the first nine months of fiscal 1999, the Company made payments on officer notes aggregating $5.7 million; in the first nine months of fiscal 2000, the Company successfully collected receivables and reduced inventory levels over the prior year due to earlier completion and acceptance of bulk wine in accordance with management's plan to reduce inventory levels.

    Management expects that the peak borrowing needs will continue to occur in the second quarter of the Company's fiscal year. Management believes that current working capital, cash generated from operations and funds available under the Company's line of credit will be sufficient to fund working capital requirements and operations during the Company's 2001 fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no market risk sensitive trading instruments. All Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at March 31, 2000, and estimates the balances of such debt in future periods ($ millions):

                                                                                    JUNE 30,
                                                  MARCH 31,   ----------------------------------------------------
                                                    2000        2000       2001       2002       2003       2004
                                                  ---------   --------   --------   --------   --------   --------
Bank line of credit:
  Average Outstanding*                              $ 9.5      $ 9.5      $ 5.0      $ 5.0      $ 5.0      $ 5.0
  Weighted average rate for year                      6.7%       6.7%       7.5%       7.5%       7.5%       7.5%

Long-term Debt:
  Fixed Rate:
    Average Outstanding                             $43.0      $42.6      $38.7      $34.8      $30.9      $26.6
    Weighted average rate for year                    9.1%       9.0%       8.8%       8.8%       8.5%       8.7%

------------------------

* Based on current anticipated cash flow, the Company believes that its bank line of credit will be periodically used to fund operations in the Company's peak season.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For the nine months ended March 31, 2000, the average outstanding balance under this line was approximately $9.5 million, with a weighted average interest rate of approximately 6.7%. The Company estimates an average outstanding balance under such line of $9.5 million for fiscal 2000 and a 6.7% weighted average interest rate. The Company applied cash generated from operations to reduce the outstanding balance on its line of credit during fiscal 2000.

    At March 31, 2000, the Company had a note payable to an insurance company with a balance of $29.1 million and carried an interest rate of 9.7%. On
April 21, 2000, the interest rate on the outstanding balance of $29 million was converted from 9.7% to an interest rate equal to 275 basis points over the then five-year U.S. Treasury note rate or 8.99%. Accordingly, this debt reflected as variable rate debt in previous filings is now included with fixed rate debt.

    At March 31, 2000, the balance on the Company's fixed rate long-term debt was $41.9 million and carried a weighted average interest rate of approximately 9.1%. The Company estimates that the outstanding balance on such debt will be $41.0 million at June 30, 2000 and will bear interest at a weighted average rate of 9.0%.

    For strategic reasons, the Company enters into forward product sales and material supply contracts, most of which generally have staggered maturity dates. Of the Company's four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales generally occur on a short-term basis. As the primary raw material component for most Company product is wine grapes, the Company enters into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contain annual harvest market price adjustment clauses, against individual harvest year minimum pricing. For the nine month period ended March 31, 2000, or the 1999 harvest year, approximately
 .4% of the Company's total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest. The Company expects to experience similar grape price adjustments during the 2001 fiscal year, with respect to the 2000 harvest year. The Company's annual budget anticipates these upward wine grape price adjustments, based on management's knowledge of movements in anticipated wine grape supply and quality during each harvest year's wine grape crop maturation.

    Although the Company's annual wine and brandy production is substantially committed under sales contracts prior to harvest and production, the Company intentionally maintains uncommitted product inventory to meet customer demand. At March 31, 2000, the Company's reported inventory value of bulk wine and brandy was $13.9 million, of which approximately $7.2 million, or 52%, is contractually committed to future production programs. The uncommitted amount of inventory, approximately $6.7 million, or 48%, is reserved primarily for future case goods sales, which are generally not subject to written preproduction purchase contracts, and for spot market bulk wine sales. While the Company generally matches preproduction contractual sales with contracted material supply agreements, the Company will continue to maintain certain uncommitted inventory to service short-term customer needs.

                                  RISK FACTORS

    IN EVALUATING THE COMPANY, ITS BUSINESS, OPERATIONS AND FINANCIAL POSITION, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-Q. THE FOLLOWING FACTORS, AMONG OTHERS, COULD AFFECT THE COMPANY'S ACTUAL FUTURE OPERATING RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER FROM THE RESULTS DISCUSSED ELSEWHERE IN THIS FORM 10-Q.

CONCENTRATION OF CUSTOMERS

    During the nine month period ended March 31, 2000, five of the Company's customers accounted for approximately 47% of the Company's revenues, with Heaven Hill Distilleries, Inc. and Canandaigua Wine Company accounting for approximately 17% and 11%, respectively. While some of the Company's largest customers have entered into some form of long-term contract with the Company, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business the Company is currently conducting with such customers will continue at such levels. The loss of any one of the Company's major customers or a significant reduction in the volume of their business with the Company could have a material adverse effect on GSV's business, financial condition and results of operations.

    In the nine month period ended March 31, 2000, approximately 21% of the Company's grape production (on a per ton basis) was contracted for sale to EJ Gallo Winery ("Gallo"). Such grape sales accounted for approximately 5% of the Company's revenues in the nine month period ended March 31, 2000. The Company restructured its grape supply arrangements with Gallo, and as the Company went into the 1998 harvest, most of its grape production was not subject to guaranteed purchase contracts with Gallo or with any other customer. As a result of these restructuring efforts, GSV experienced a significant decline in grape sale revenues for fiscal 1999 and the nine month period ended March 31, 2000. Further, if the wine industry were to experience a significant decline in the price of wine grapes, there can be no assurance that the Company could profitably use or sell such grapes, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to have long-term grape supply contracts with Gallo, covering certain Zinfandel and Chardonnay grapes.

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

DEMAND FOR BULK WINE

    Bulk wine and related services accounted for approximately 57% of GSV's revenues in the nine months ended March 31, 2000. Recently, the Company has focused its resources on expanding this portion of its business. Any loss of a major bulk wine customer could reduce GSV's bulk wine revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CASE GOODS SALES

    Sales of case goods and related services accounted for approximately 14% of revenues in the nine months ended March 31, 2000. A significant portion of the Company's case goods revenues consists of short-term private label case goods sales. Additionally, the Company's higher margin proprietary case goods revenues resulted from sales of the Company's relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect the Company's case goods sales.

WINE GRAPE SUPPLY; PRICING

    The Company believes the demand for wine grapes has increased substantially over recent years and has generally outpaced grape supply. As a result, prices for premium California wine grapes were at historically high levels following the 1996 harvest and generally continued to rise through the 1999 harvest. However, a number of recent developments, including (1) plantings of new vineyards, (2) yield enhancements through technological advances, (3) denser plantings of vines, and (4) availability of wine from foreign sources, should greatly increase grape supply, resulting in likely downward price pressure on certain varieties and appelations following the 1999 harvest. Such increases in supply have resulted in certain California wine grape and bulk wine prices to decline significantly, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RELIANCE ON KEY PERSONNEL

    The Company believes its continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer, Mark A. Larson, the Company's Chief Operating Officer and Brian R. Thompson, the Company's Chief Financial Officer. There can be no assurance that these persons will remain in their management positions with the Company, and the loss of the services of any of these persons could have an adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    As the Company bottles both proprietary and third party case goods, it is subject to various state and Federal product labeling regulations. On December 20, 1999, the Company received notice from the Bureau of Alcohol, Tobacco and Firearms ("BATF") concerning a review of certain capsules and labels applied to a limited number of case goods bottled by the Company. BATF alleged the Company was in violation of the Federal Alcohol Administration Act with respect to certain labeling issues. This matter was resolved in a manner that was not materially adverse to the Company.

    On December 15, 1999, the Company entered into an employment agreement with Mark A. Larson, 51, to serve as President and Chief Operating Officer of the Company. Prior to joining the Company, Mr. Larson served as President and Chief Executive Officer of United Distillers & Vintners West, a division of United Distillers & Vintners which is a subsidiary of Diageo plc, the world's largest manufacturer and marketer of wines and distilled spirits.

    The Company anticipates filing a proxy statement relating to the 1999 Annual Meeting of Stockholders with the Securities and Exchange Commission in early June 2000. The 1999 Annual Meeting of Stockholders is tentatively scheduled for Thursday, June 29, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number

    11  Statement Regarding Computation of Per Share Earnings

    27  Summary Financial Information

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Golden State Vintners, Inc.
                                                       (Registrant)

                                                                        /S/ BRIAN R. THOMPSON
            May 12, 2000                                     -------------------------------------------
    ----------------------------                                          Brian R. Thompson
                Date                                                   CHIEF FINANCIAL OFFICER