Form 10-K405
period 2000-06-30
GOLDEN STATE VINTNERS INC
filed 2000-09-28
CIK 1059581

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

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
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                    607 AIRPARK ROAD, NAPA, CALIFORNIA 94558

                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (707) 254-4900

          Securities registered pursuant to Section 12(b) of the Act:
                Class B Common Stock, par value $0.01 per share

     Name of each exchange on which registered: The Nasdaq National Market

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Class B Common Stock of the Registrant held by non-affiliates of the Registrant on September 25, 2000, based on the closing sales price of the Class B Common Stock as reported by Nasdaq on such date was $33,007,820. All of the shares of Class A Common Stock of the Registrant are held by affiliates of the Registrant.

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of September 25, 2000 was 4,342,528 and 5,155,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2000 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

    The Company provides a broad range of high quality winemaking and processing services, barrel fermentation and bottling and storage services to many of the largest branded wineries in California and to a number of international wineries. The Company supplies premium bulk wine pursuant to long-term supply agreements with Sutter Home Winery ("Sutter Home"), Canandaigua Wine Company ("Canandaigua"), Sebastiani Vineyards ("Sebastiani"), UDV North America ("UDV"), Vincor International, Inc. ("Vincor") and other wineries. The Company also delivers contract wine processing, barrel fermentation and storage services under contracts with, among others, Robert Mondavi Winery ("Mondavi"), The Wine Group, and Beringer Wine Estates ("Beringer"). The Company also sells wine grapes, predominantly to EJ Gallo Winery ("Gallo") and, to a lesser extent Canandaigua and The Wine Group.

    GSV provides custom winemaking and bottling services for a number of clients, such as JC Boisset USA ("Boisset"), International Wine Services Limited ("IWS"), Wente Vineyards, Smith-Anderson, Trader Joe's and Sterling Vineyards. In fiscal 2000, the Company derived approximately 10% of its revenues from the sale of bulk wine and case goods outside of the United States. The Company also supplies brandy (a distilled derivative of wine) primarily to a single customer pursuant to a long-term agreement and is one of the largest brandy producers in the United States.

    The combination of GSV's extensive vineyard holdings and five strategically located facilities has enabled the Company to become what management believes is one of California's preferred providers of premium bulk wine and related services. The Company's 9,600 acres of vineyard properties primarily in California's San Joaquin Valley allow the Company to source high quality wine grapes at a competitive cost. The Company's wine processing facilities are generally modern, efficient and automated, and allow for large scale, low-cost production of premium bulk wine and case goods and the delivery of a full line of winemaking, processing and storage services. Over the last six years, the Company has greatly expanded its presence in the California wine industry by acquiring vineyards and wine and brandy processing facilities and effectively integrating these assets into GSV's winemaking operations.

                              FISCAL 2000 REVENUES
                             (dollars in millions)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

BULK WINE AND RELATED SERVICES - $55.8   58%
Grape Sales - $10.6                      11%
Case Goods and Related Services - $15.9  16%
Brandy - $14.6                           15%

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

    The Company sells premium bulk wine to a number of the largest branded wineries in California, including Canandaigua, Sutter Home, Sebastiani and UDV, and to a number of international wineries, including Vincor. The Company's standard bulk wine supply contract establishes the variety of wine, source of grapes and vintage and generally calls for the delivery of a set number of gallons of wine or processed grape juice at an agreed upon price per ton of grapes. The Company supplies, crushes and processes the grapes and typically stores the wine for six months or more following production. Winemaking standards are usually agreed to by the parties in advance. GSV generally guarantees the quality of the wine produced. Delivery of bulk wine is usually F.O.B. the particular GSV winery.

    In fiscal 2000, approximately 68% of the grapes grown at the Company's vineyards were used internally for the production of bulk wine and brandy. Additionally, the Company purchases grapes in the marketplace in order to meet the needs of its bulk wine and brandy customers. The Company typically buys grapes from numerous growers pursuant to a variety of short-term, long-term, and evergreen grape purchase contracts entered into prior to grape harvest. Additionally, after analyzing anticipated grape yields and grape prices during a harvest, the Company sometimes elects to purchase needed grapes on the spot market.

    The Company produces more than half of its bulk wine at its wine processing facility in Fresno, which has the capacity to handle approximately 100,000 tons of grapes annually (the equivalent of 7.2 million cases), and is used primarily for the production of premium white and red wines. GSV also processes smaller quantities of premium bulk wine at its St. Helena, Cutler, Monterey and Reedley facilities. As is customary in the industry, the Company engages the services of commissioned wine brokers to sell bulk wine and services.

    The Company also delivers various wine processing, barrel fermentation and storage services mostly under long-term contracts. GSV is flexible with respect to providing these services and customizes its products and services to meet the unique needs of its customers. The Company offers a number of processing and storage services, including crushing grapes, wine production, fermentation and storage in stainless steel tanks and oak barrels and other winemaking services. Under a typical wine processing and storage contract, a wine processing customer will deliver grapes for crushing, fermentation and storage in separately labeled tanks or barrels. Recently, growth in the "special natural" category of wines has adversely impacted the bulk wine market, especially with respect to the lower priced popular premium segment. The Company believes that the continued popularity of special natural wines has had and may continue to have an adverse impact on bulk wine sales and values of certain varietal grapes grown by the Company in future periods.

WINE GRAPE SALES

    In May 1995, the Company entered into long-term grape supply contracts with Gallo covering certain Chardonnay and Zinfandel grapes that expire in May 2001. These contracts require the Company to deliver grapes meeting specified sugar levels and other quality measurements.

    Approximately 68% of Company grown grapes for the 1999 harvest were retained by the Company for internal use in the production of bulk wine, brandy and case goods in the 2000 fiscal year. Thus, revenues from grape sales to third parties declined significantly in GSV's 2000 fiscal year. The Company believes its internal use of grapes is a potentially more profitable allocation of the Company's resources. Certain of the Company's grape purchase contracts require GSV to purchase the entire grape production of a number of small vineyards. Thus, the Company may purchase varieties of grapes in excess of quantities required in its production of bulk wine. The Company may resell these grapes into the market at approximate cost.

CASE GOODS AND RELATED SERVICES

    The Company produces proprietary and private label products and provides custom bottling and storage services. These case goods sales are comprised of wine bottled and sold in a case containing twelve 750ml bottles, or the volume equivalent. The Company produced more than 1,000,000 cases of wine and wine related products and services in its 2000 fiscal year.

    PRIVATE LABEL CASE GOODS. The sale of private label case goods can include any or all of the various steps in the winemaking process, from the purchase and processing of grapes, aging and storage of wine to the bottling and labeling of the finished product. The majority of the Company's private label case goods revenues in fiscal 2000 were derived from three customers based on short-term arrangements that may terminate at any time. Private label case goods are produced and bottled at the Company's St. Helena and Cutler facilities.

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

BRANDY

    Brandy is produced by processing grapes into wine, distilling the wine and aging the product in oak barrels for a minimum of two years until the product can be declared as brandy. The Company is among the largest brandy processors in the United States and has a long-term brandy production agreement to produce brandy for sale under the CHRISTIAN BROTHERS label owned by Heaven Hill Distilleries, Inc. ("Heaven Hill"). Under the terms of this agreement, GSV is paid for all aspects of the brandy distillation process, including the purchase of grapes, storage and various processing charges. The Company also produces brandy for other customers.

INTERNATIONAL

    Approximately 10% of the Company's revenues in its 2000 fiscal year were derived from the sale of wine and wine products internationally. The Company exports bulk wine and case goods to Canada, Europe and Asia.

WINEMAKING FACILITIES

    The Company's five winemaking, distilling and processing facilities are located in Fresno, Monterey, Napa and Tulare counties and are adjacent to primary grape growing and winemaking regions in California.

    The table below identifies key statistics for each of the Company's facilities for the 1999 harvest, as reflected in the Company's fiscal year 2000 operations.

               PRODUCTION AT THE COMPANY'S WINEMAKING FACILITIES

                                                                            GALLONS OF
                                          TONS OF GRAPES       CASE          COOPERAGE
FACILITY NAME                                CRUSHED       EQUIVALENT(1)    CAPACITY(3)
-------------                             --------------   -------------   -------------
                                                                   (IN MILLIONS)
Fresno..................................      88,500            6.3                 21.6
Cutler..................................       8,400             .6                 15.9
Reedley.................................      72,100            5.2(2)              17.4
Monterey................................      18,900            1.4                  8.6
Napa Valley.............................       2,000             .1                  1.1
                                             -------           ----        -------------
    Total...............................     189,900           13.6                 64.6
                                             =======           ====        =============

------------------------

(1) It is industry custom to convert one ton of wine grapes into 170 gallons of wine, and to convert gallons of wine into cases of twelve 750ml bottles at the rate of 2.3775 gallons per case.

(2) A majority of grapes processed at Reedley were distilled into brandy and grape spirits.

(3) Generally 240 gallons of cooperage are required to store one ton of crushed grapes. Additionally, GSV and its customers have storage requirements for product aging and use cycles. Management believes the Company's annual practical crush capacity is between 215,000 to 230,000 tons, based on available cooperage at the beginning of the crush season.

    FRESNO. The Company's Fresno winery is situated on six acres within the Company's 4,400 acre Fresno vineyard and is located approximately 10 miles southwest of the city of Fresno. The Fresno winery serves as the Company's bulk wine processing center for varietal white wines, including Chardonnay and White Zinfandel and varietal red wines, including Cabernet Sauvignon and Merlot.

    CUTLER. The Company's Cutler facility is the original GSV winery and is located on approximately 120 acres in Tulare County north of the town of Visalia. The Cutler winery serves as a bulk wine processing center and bottling facility for the jug and popular premium segments.

    REEDLEY. The Company's Reedley facility is located on a 246-acre parcel in southern Fresno County, northwest of the town of Reedley. The Company uses the Reedley facility primarily for the production and storage of brandy. Additionally, the Reedley facility produces red, white, barrel fermented and dessert wines.

    MONTEREY. The Monterey winery is located on 81 acres in the town of Soledad, in Monterey County, near California's central coast wine region. The Company uses the winery primarily for custom processing of small lots of superpremium and ultrapremium white and red wines for GSV's wine processing customers and GSV's bottling programs.

    NAPA VALLEY WINERY. The Company's Napa Valley winery in St. Helena occupies approximately 22 acres and is located in the town of St. Helena fronting Highway 29, in Napa Valley. The Napa Valley winery produces primarily superpremium and ultrapremium white and red wines for a number of the leading branded wineries in California. A portion of the Company's proprietary and private label case goods are produced and bottled at the Napa Valley winery.

    NAPA VALLEY WAREHOUSE. The Company uses the Napa Valley warehouse for third-party oak barrel storage and related services. The Napa Valley warehouse has a 24,000-barrel storage capacity, which was virtually full in fiscal 2000.

    FACILITY EXPANSION. The Company has completed a three year, $20 million capital expenditure program. The purpose of the program had been primarily to upgrade and expand its facilities for the 1999 crush and for future vintages in order to meet the anticipated increasing capacity and quality needs of its customers and allow more flexibility in production scheduling.

VINEYARD OPERATIONS

    The Company owns more than 9,600 acres of vineyard properties, of which approximately 8,000 acres are permanently planted as of June 30, 2000. The table below identifies the name of each of the Company's vineyards and the acres of wine grapes at each vineyard.

                       THE COMPANY'S VINEYARD PROPERTIES

                                                                                              APPROXIMATE
VINEYARD NAME                                                 COUNTY LOCATION                ACRES PLANTED
-------------                                                 ---------------                -------------
Fresno Vineyard.............................................      Fresno                          3,627(1)
Gravelly Ford Vineyard......................................      Madera                          1,652
Lost Hills Vineyard.........................................       Kern                           1,410
Cawelo Vineyard.............................................       Kern                             661
Mazzie Vineyard.............................................       Kern                             619
Monterey Vineyard...........................................     Monterey                            54
St. Helena Vineyard.........................................       Napa                              14(2)
                                                                                               --------
    Total...................................................                                      8,037
                                                                                               ========

------------------------

(1) Includes 74 vineyard acres under development.

(2) Vineyards under development.

    GRAPE PRODUCTION. The following table shows GSV's net vine production by grape variety from the 1995 to 2000 harvest years and the total grape tonnage produced by GSV following each summer grape harvest. Information regarding the Company's 2000 harvest is not yet available, however management believes that the 2000 harvest will approximate historical per acre yields.

              NET PRODUCTION ACRES OWNED BY GSV AND TONS PRODUCED

                                                                   NET PRODUCTION ACRES
                                              ---------------------------------------------------------------
GRAPE VARIETY                                   1995       1996       1997       1998       1999       2000
-------------                                 --------   --------   --------   --------   --------   --------
French Colombard (1)........................    3,114      3,114      2,965      2,965      2,965      2,868
Zinfandel (1)...............................    1,211      1,211      1,211      1,211      1,211        836
Chardonnay (1)..............................      875        875      1,124      1,124      1,124      1,023
Ruby Cabernet...............................      941        941        941        941      1,089      1,089
Merlot......................................      537        687        687        687        687        687
Barbera.....................................      379        379        379        379        379        379
Carnelian...................................      344        344        344        344        344        344
Chenin Blanc (1)............................      418        418        313        313        313        261
Other (1)...................................      371        416        416        416        416        333
                                               ------     ------     ------     ------     ------     ------
    Total Net Production Acres..............    8,190      8,385      8,380      8,380      8,528      7,820
    Total Tons Produced (2).................   59,183     72,896     88,209     84,122     67,108

------------------------

(1) 708 acres were removed in Spring 2000, including 375 acres of Zinfandel, 101 acres of Chardonnay, 97 acres of French Colombard, 83 acres of Centurian and 52 acres of Chenin Blanc.

(2) The harvest for vintage 2000 is not complete as of the date of this filing. Therefore final data is not yet available for 2000.

    Typically, the Company's mature vineyards yield approximately 9.5 tons per acre. Due to a bountiful harvest in the summer of 1997, the Company picked a record harvest of 88,000 tons of grapes, an average of approximately 10.5 tons of grapes per acre. The Company's 1998 harvest was at more normal levels and the 1999 harvest was below 1998 yields. Management believes that the 2000 harvest will approximate normal yields.

    In the Company's 2000 fiscal year, the Company removed approximately 700 acres of underperforming vineyards (representing approximately eight percent of the Company's total vineyard assets), resulting in a $1.8 million charge to wine grapes cost of sales.

    VITICULTURAL PRACTICES. The Company's vineyards and vineyard operations benefit from above average soil quality and the availability of an economical and dependable supply of high quality water. The large, contiguous vineyards are almost entirely machine harvested. Management believes the Company's farming and harvesting costs per acre of vineyard are in line with the average per acre farming cost of California Central Valley vineyards. Short-term needs such as pruning, fertilizing, pesticide spraying and harvesting are contracted to multiple service providers.

    WATER SUPPLY. The Company's Fresno, Gravelly Ford, Mazzie, Cawelo and Monterey Vineyards benefit from deep aquifers that provide relatively inexpensive water sources. The Company irrigates these vineyards from wells located on or near these properties. The quality of the water obtained from the wells is good. The Company's Lost Hills Vineyard relies upon area district-supplied water, which is allocated among surrounding properties and uses. The Company believes its sources of water will be available and sufficient for the foreseeable future, but various factors such as drought or contamination could adversely affect the Company's water supply.

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

    In 1997, GSV discovered a phylloxera infestation in certain acres of the Company's vineyards. The Company believes that the lighter, sandy, porous soil in its Fresno, Madera and Kern County vineyards, as compared to the heavier, clay-like soil in more northern regions such as Napa and Sonoma Counties, hinders the growth and spread of phylloxera. Additionally, high soil temperatures and vine vigor in the Central and Southern San Joaquin Valley mitigate root damage that can be caused by phylloxera. The grape production from the Company's phylloxera-infested acres in the 1999 harvest did not evidence lower yields than in other, unaffected acres. Thus, the Company does not believe phylloxera will have a material adverse effect on vineyard operations and production, though there can be no assurances phylloxera will not adversely affect the Company's future harvests.

    In recent years the Glassy-Winged Sharpshooter ("GWSS") has emerged as an efficient vector of Pierce's disease. Pierce's disease is a serious threat to wine grapes and combined with large GWSS populations can destroy vineyards over a several year period. The GWSS has been discovered in low populations throughout many of California's grape regions. A number of vineyards in a small grape growing region in Southern California have been destroyed by Pierce's disease. The Company has engaged a consultant to monitor the pest and advise regarding the latest research developments. To date the GWSS has not been found on Company vineyards and the Company believes there is no immediate Pierce's threat. While the grape industry is hopeful the spread of Pierce's disease can be controlled, an infestation of Company vineyards would have a materially adverse effect on Company operations and profitability.

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

    ENVIRONMENTAL MATTERS. The Company's vineyard operations require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The usage and storage of these chemicals are, to varying degrees, subject to federal and state regulation. Additionally, all winemaking and distilling operations are subject to strict water quality control regulations.

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

    The Company also experiences competition from its current and potential customers. There are an estimated 800 commercial wineries that produce and market California wine, although, according to

Gomberg, Fredrikson and Associates ("Fredrikson"), a wine industry consulting firm, nine wineries account for approximately 60% of California wine sales, based on total volume of California wine shipments in calendar 1999. Certain major wineries, including many of the Company's customers, grow a significant amount of the grapes they need to make wine and produce wine for their own branded labels.

    Numerous wine producers in Europe, South America, South Africa and Australia also compete with GSV by exporting their wine into the United States. Most imports are bottled wines; however, some wineries have imported bulk wine for bottling and sale in the United States. According to Fredrikson, bulk table wine imports into the United States for these purposes increased from approximately 605,000 gallons in calendar 1995 to approximately 4.9 million gallons in calendar 1999.

    The Company does not believe that it faces a significant competitive threat from new entrants into the wine grape growing and wine production markets due to the substantial capital investments and lengthy start-up periods involved in the development of productive vineyards and winemaking facilities and the establishment of customer relationships. Rather, the expansion of the Company's current competitors and the entry of the Company's customers into the bulk wine business pose a more significant long-term competitive concern for the Company. Further, the growth in the special natural wine category, which is an alcoholic beverage made up of less than 50% wine, has increased competition for shelf space with the popular premium segment of the market, which could adversely impact the Company's bulk wine and certain varietal grape sales.

CUSTOMERS

    The Company provides premium bulk wine pursuant to long-term supply agreements to wineries such as Canandaigua, Sutter Home, Sebastiani, and UDV and sells wine grapes to Gallo and others pursuant to long-term grape purchase contracts. Boisset, IWS Wente, Smith Anderson, and Trader Joe's were among the Company's private label case goods customers in fiscal 2000. The Company also provides various wine processing services for Mondavi, Beringer and The Wine Group, among other wineries, and brandy distillation and production for Heaven Hill. The Company sells bulk wine internationally to Vincor, Calona Wines Limited and Vin & Sprit AB, among other wineries.

GOVERNMENT REGULATION

    The wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, various foreign agencies and state and local liquor authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising restrictions and relations with wholesalers and retailers. Expansion of the Company's existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, sales taxes or international tariffs, could materially adversely affect the financial results of the Company.

TRADEMARKS

    The Company's trademarks include GOLDEN STATE VINTNERS, and the proprietary labels EDGEWOOD ESTATE, MONTHAVEN, DIAMOND GROVE, SUMMERFIELD, WESTON, CUTLER CREEK, BOUNTY, J. WILE, MUIRFIELD, WILLOW COVE, LEBLANC and GOLDEN GATE VINEYARDS.

EMPLOYEES

    As of June 30, 2000, the Company had approximately 190 full-time equivalent employees. The Company believes that its employee relations are good. GSV also employs seasonal labor for wine processing services and other related tasks, primarily during the late summer and early fall months and contract labor through independent sources as needed for vineyard development, pruning and harvesting.

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

CONCENTRATION OF CUSTOMERS

    During fiscal 2000, five of the Company's customers accounted for approximately 41% of the Company's revenues, with Heaven Hill and Canandaigua Wine Company accounting for approximately 15% and 8%, respectively. While some of the Company's largest customers have entered into some form of long-term contract with the Company, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business the Company is currently conducting with such customers will continue at such levels. The loss of any one of the Company's major customers or a significant reduction in the volume of their business with the Company could have a material adverse effect on GSV's business, financial condition and results of operations.

    In fiscal 2000, approximately 32% of the Company's grape production (on a per ton basis) was contracted for sale to third parties, including EJ Gallo Winery ("Gallo"), Canandaigua and The Wine Group. Such grape sales accounted for approximately 5.6% of the Company's revenues in fiscal 2000. The Company restructured its grape supply arrangements with Gallo, and as the Company went into the 1998 harvest, most of its grape production was not subject to guaranteed purchase contracts with Gallo or with any other customer. As a result of these restructuring efforts, GSV experienced a significant decline in grape sale revenues for fiscal 1999 and fiscal 2000. Further, if the wine industry were to experience a significant decline in the price of wine grapes, there can be no assurance that the Company could profitably use or sell such grapes, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to have long-term grape supply contracts with Gallo, covering certain Zinfandel, Chardonnay and Ruby Cabernet grapes. These contracts expire in May 2001.

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

    Substantially all of the Company's vineyards are planted on their own rootstock that is not phylloxera-resistant. In the fall of 1997, phylloxera was discovered in certain acres of the Company's vineyards. The

Company believes that the scope of this phylloxera infestation is modest, though there can be no assurance in that regard. Additionally, GSV believes the climate, soil and water conditions in California's San Joaquin Valley slow the development of phylloxera in vineyard roots. Further, 1998 and 1999 harvest yields from the Company's phylloxera-infested acres were not notably lower than yields from surrounding, non-infested acreage. There can, however, be no assurance that phylloxera will not spread throughout adjoining vineyard acres, reduce yields and require a significant investment in replanting with disease-resistant root stock, all of which would have a material adverse effect on the Company.

    In recent years the Glassy-Winged Sharpshooter ("GWSS") has emerged as an efficient vector of Pierce's disease. Pierce's disease is a serious threat to wine grapes and combined with large GWSS populations can destroy vineyards over a several year period. The GWSS has been discovered in low populations throughout many of California's grape regions. A number of vineyards in a small grape growing region in Southern California have been destroyed by Pierce's disease. The Company has engaged a consultant to monitor the pest and advise regarding the latest research developments. To date the GWSS has not been found on Company vineyards and the Company believes there is no immediate Pierce's threat. While the grape industry is hopeful the spread of Pierce's disease can be controlled, an infestation of Company vineyards would have a materially adverse effect on Company operations and profitability.

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

DEMAND FOR BULK WINE

    Bulk wine and related services accounted for approximately 58% of GSV's revenues in fiscal 2000. The Company continues to focus its resources on expanding this portion of its business. Any loss of a major bulk wine customer could reduce GSV's bulk wine revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CASE GOODS SALES

    Sales of case goods and related services accounted for approximately 16% of revenues in fiscal 2000. A significant portion of the Company's case goods revenues consists of short-term private label case goods sales. Additionally, the Company's higher margin proprietary case goods revenues resulted from sales of the Company's relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect the Company's case goods sales.

WINE GRAPE SUPPLY; PRICING

    The Company believes the demand for wine grapes has increased substantially over recent years and has generally outpaced grape supply. As a result, prices for premium California wine grapes were at historically high levels following the 1998 harvest and in some instances continued to rise through the 1999 harvest. However, a number of recent developments resulted in certain California wine grape and bulk wine prices declining significantly, which could have a material adverse effect on the Company's business, financial condition and results of operations. Such developments include (1) plantings of new vineyards,
(2) yield enhancements through technological advances, (3) denser plantings of vines, and (4) growth in the special natural wine category.

ENVIRONMENTAL RISKS

    The Company's current operations emit ethanol and require the periodic use of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The emission and usage of these chemicals are, to varying degrees, subject to federal and state regulation. The Company believes that its properties and operations have been and continue to be in material compliance with relevant environmental regulations. At the same time, if hazardous substances are discovered to have emanated from the Company's properties, the Company could be subject to material liability arising from the remediation of such potential harm. Additionally Company processing operations generally require the disposal of water based effluents. As environmental regulations tighten the Company cannot be assured its current waste water management practices will meet such standards.

SEASONALITY OF BUSINESS; QUARTERLY REVENUES; FLUCTUATING RESULTS

    The wine grape business is extremely seasonal and the Company recognizes the vast majority of its revenues in the first six months of its fiscal year. GSV is not positioned to maximize quarter-to-quarter results, and its quarterly results should not be considered indicative of those to be expected for a full year. The Company recorded 72% of its revenues during the first six months of the Company's 2000 fiscal year. GSV has historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. In fiscal 1999 and 2000, El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to the prior year's harvest. The late harvest of grapes resulted in increased revenues in the second and third quarters of fiscal 1999 and 2000 as compared to the second and third quarters of fiscal 1998. Seasonality of revenues also affects the Company's cash flow requirements. In the past, GSV has borrowed funds under lines of credit from late summer through the fall to finance inventory build-up during the fall crush season. GSV also historically borrows funds through the spring and summer to finance crop production costs through harvest. Such seasonality in revenues and borrowings may lead to significant fluctuations in the Company's reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION; INDUSTRY FRAGMENTATION

    The wine industry is extremely competitive. The Company competes with several well-capitalized companies in the production of bulk wine. Further, many of the Company's current and prospective competitors have substantially greater financial, production, personnel and other resources than the Company. In order to meet near-term shortfalls in supply, a number of wineries have commenced purchases of wine from foreign sources. Because of higher production costs in the United States and the higher prices of grapes in California, especially in comparison to the prices of years past, some wineries can achieve significant cost savings, even after taking into account shipping costs, by importing bulk wine from abroad. Some countries, such as France and Australia, have launched marketing campaigns to increase their sales in the United States. Foreign competition can be expected to continue and increase. In addition, the Company's principal winery customers compete with each other and with other wineries located in the United States, Europe, South America, South Africa and Australia. Wine also competes with other alcoholic, and to a lesser degree, nonalcoholic beverages, and to the extent wine consumers reduce consumption of wine in favor of such other beverages, demand for wine and the Company's products and services could decline.

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

RELIANCE ON KEY PERSONNEL

    The Company believes its continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer, Mark A. Larson, the Company's President and Chief Operating Officer and Brian R. Thompson, the Company's Chief Financial Officer. There can be no assurance that these persons will remain in their management positions with the Company, and the loss of the services of any of these persons could have an adverse effect on the Company's business, financial condition and results of operations.

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

    Wine production and sales are subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, the California Department of Alcohol Beverage Control and other state, local and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol. Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. There can be no assurance that there will not be new or revised laws or regulations pertaining to the wine industry which could have a negative impact on the Company's business.

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

ITEM 2.  PROPERTIES.

    The Company leases approximately 8,000 square feet for its executive corporate office in Napa, California under a sublease expiring in September 2002. The Company believes its existing executive office facility will be adequate to meet the Company's needs for the foreseeable future and that additional space will be available as needed at commercially reasonable rates. In addition, the Company owns all of the vineyards and winemaking facilities described above under "Business--Vineyard Operations" and "--Winemaking Facilities".

ITEM 3.  LEGAL PROCEEDINGS.

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the 1999 Annual Meeting of Stockholders held on June 29, 2000, the Company's stockholders approved the following matters:

    (1) election of Jeffrey J. Brown, Jeffrey B. O'Neill, Nicholas B. Binkley, Greg J. Forrest, Keith R. Fox, W. Scott Hedrick, Peter W. Mullin and Douglas R. Wolter as directors of the Company;

    (2) ratification of Deloitte & Touche LLP as the Company's independent auditors for the Company's 1999 and 2000 fiscal years;

    (3) amendment of the 1996 Stock Option Plan to increase the amount of Class B Common Stock shares available for issuance thereunder from 531,093 to 1,031,093; and

    (4) adoption of a form of indemnification agreement to be entered into between the Company and its directors and certain of its officers, employees and other agents.

    The votes cast on the matters listed above were as follows:

                                                                   AGAINST OR                BROKER
                                                         FOR        WITHHELD    ABSTAINED   NON-VOTES
                                                      ----------   ----------   ---------   ---------
(1) Election of Directors:
    Jeffrey J. Brown................................  46,124,868       0        191,300         0
    Jeffrey B. O'Neill..............................  46,124,868       0        191,300         0
    Nicholas B. Binkley.............................  46,124,868       0        191,300         0
    Greg J. Forrest.................................  46,124,868       0        191,300         0
    Keith R. Fox....................................  46,124,868       0        191,300         0
    W. Scott Hedrick................................  46,124,868       0        191,300         0
    Peter W. Mullin.................................  46,124,868       0        191,300         0
    Douglas R. Wolter...............................  46,124,868       0        191,300         0
(2) Ratification of independent auditors............  46,315,368      300         500           0
(3) Amendment of 1996 Stock Option Plan.............  45,666,900    646,768      2,500          0
(4) Adoption of Indemnification Agreement...........  46,266,818    40,450       8,900          0

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Company's Class B Common Stock commenced trading on the Nasdaq National Market on July 22, 1998. The following table sets forth the high and low sales prices for the Class B Common Stock, as reported by Nasdaq, since July 22, 1998 and during the fiscal year ending June 30, 2000.

FISCAL YEAR ENDING JUNE 30, 2000                                HIGH       LOW
--------------------------------                              --------   --------
First Quarter...............................................   $ 7.00     $ 4.25
Second Quarter..............................................   $ 5.72     $ 3.00
Third Quarter...............................................   $ 6.10     $ 4.00
Fourth Quarter..............................................   $ 5.56     $ 3.75

FISCAL YEAR ENDING JUNE 30, 1999                                HIGH       LOW
--------------------------------                              --------   --------
First Quarter (commencing July 22, 1998)....................   $18.12     $ 9.00
Second Quarter..............................................   $12.31     $ 6.88
Third Quarter...............................................   $15.50     $10.25
Fourth Quarter..............................................   $12.00     $ 4.75

    The last reported sale price of the Class B Common Stock on the Nasdaq National Market on September 25, 2000 was $6.56 per share. As of September 25, 2000, there were 55 holders of record of the Company's Class B Common Stock.

    There is no established public trading market for the Company's Class A Common Stock. As of September 25, 2000, there were four holders of record of the Company's Class A Common Stock.

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

                                                                 YEAR ENDED JUNE 30,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues......................................   $71,755    $ 95,785   $111,994   $107,755   $ 96,912
Cost of sales (1).............................    58,468      71,662     83,684     83,383     80,845
Gross profit..................................    13,287      24,123     28,310     24,372     16,067
Selling, general, and administrative
  expenses (2)................................     5,042       7,408     14,451      8,126      7,980
Income from operations........................     8,245      16,715     13,859     16,246      8,087
Interest expense..............................     5,344       5,880      6,867      4,522      3,827
Other expense, net............................       394         677        356         15          6
Income before income taxes....................     2,507      10,158      6,636     11,709      4,254
Net income....................................     1,924       6,170      4,184      8,261      2,723
Redeemable preferred stock dividends..........    (1,290)     (1,314)    (1,272)      (400)     --
Accretion on preferred stock..................     --          --         --        (1,928)     --
Redemption of Junior Preferred Stock..........     --           (405)     --         --         --
                                                 -------    --------   --------   --------   --------
Income available to common stockholders.......       634       4,451      2,912      5,933      2,723
                                                 -------    --------   --------   --------   --------
Earnings per common share (3):
  Basic.......................................   $   .09    $    .65   $    .42   $    .63   $    .29
                                                 =======    ========   ========   ========   ========
  Diluted.....................................   $   .09    $    .65   $    .41   $    .62   $    .28
                                                 =======    ========   ========   ========   ========
Weighted average shares outstanding (3):
  Basic.......................................     6,856       6,860      6,918      9,349      9,498
                                                 =======    ========   ========   ========   ========
  Diluted.....................................     6,856       6,860      7,325      9,621      9,578
                                                 =======    ========   ========   ========   ========

                                                                       JUNE 30,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital...............................   $ 9,335    $  9,386   $  8,846   $ 22,025   $ 23,649
Total assets..................................    90,435     102,111    124,519    128,520    116,743
Total long-term debt..........................    42,973      49,781     51,918     39,250     36,102
Redeemable preferred stock....................    10,034       8,813      8,951      --         --
Stockholders' equity..........................    10,670      12,574     18,136     57,483     60,206

------------------------
(1) The Company was incorporated for the purpose of acquiring all of the outstanding capital stock of Golden State Vintners, currently the Company's consolidated subsidiary. In accordance with purchase accounting rules applied to the Company's acquisition of Golden State Vintners, inventory was increased to fair market value. The inventory step-up increased cost of sales for the year ended June 30, 1996 by $1,563.

(2) Management incentives relating to stock appreciation rights and bonuses increased selling, general and administrative expenses by $930, $2,141 and $8,800 for the years ended June 30, 1996, 1997, and 1998, respectively.

(3) See Note 2 of the Notes to Consolidated Financial Statements for an explanation of the basic and diluted earnings per share computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations of Golden State Vintners, Inc. (the "Company" or "GSV") contains "Forward-Looking Statements," as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. The Company's results may differ materially from those anticipated in such Forward-Looking Statements as a result of a number of factors, including without limitation, (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines;
(ii) competition from various domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth;
(iii) interest rates and other business and economic conditions which could increase significantly the costs and risks of projected capital spending; and
(iv) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

OVERVIEW

    The Company's operations can be distinguished among the following: bulk wine and related services, grape sales, case goods and related services and brandy. Bulk wine and related services includes the production and sale of bulk wine, the provision of custom crushing services, the storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. Grape sales consist of the sale of grapes grown at the Company's vineyards as well as grapes purchased by the Company from third party growers. Case goods and related services includes the production of proprietary and private label bottled wine and wine-based beverages and the provision of custom bottling and storage services. The Company's brandy business includes the production of brandy and grape spirits and the provision of brandy barrel storage and related barreling services. See "Business--Company Operations."

    The table below sets forth summary statement of operations data for the three fiscal years ended June 30, 2000:

                      SUMMARY STATEMENT OF OPERATIONS DATA
                                 (IN THOUSANDS)

                                                     YEAR ENDED JUNE 30,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
Revenues......................................  $111,994   $107,755   $ 96,912
Cost of sales.................................    83,684     83,383     80,845
                                                --------   --------   --------
Gross profit..................................    28,310     24,372     16,067
Selling, general and administrative
  expenses....................................    14,451      8,126      7,980
                                                --------   --------   --------
Income (loss) from operations.................    13,859     16,246      8,087
Interest expense..............................     6,867      4,522      3,827
Other expense (income), net...................       356         15          6
                                                --------   --------   --------
Income before income taxes....................     6,636     11,709      4,254
Income taxes..................................     2,452      3,448      1,531
                                                --------   --------   --------
Net income....................................  $  4,184   $  8,261   $  2,723
                                                ========   ========   ========

    The following table reflects summary statement of operations data shown above, expressed as a percentage of revenues:

                             PERCENTAGE OF REVENUES

                                                              YEAR ENDED JUNE 30,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Revenues...............................................   100.0%     100.0%     100.0%
Cost of sales..........................................    74.7       77.4       83.4
                                                          -----      -----      -----
Gross profit...........................................    25.3       22.6       16.6
Selling, general and administrative expenses...........    12.9        7.5        8.2
                                                          -----      -----      -----
Income from operations.................................    12.4       15.1        8.4
Interest expense.......................................     6.2        4.2        4.0
Other expense, net.....................................     0.3        0.0        0.0
                                                          -----      -----      -----
Income before income taxes.............................     5.9       10.9        4.4
Income taxes...........................................     2.2        3.2        1.6
                                                          -----      -----      -----
Net income.............................................     3.7        7.7        2.8
                                                          =====      =====      =====

SEASONALITY AND QUARTERLY RESULTS

    The Company has experienced and expects to continue to experience seasonal and quarterly fluctuations in its revenues. Because of the inherent seasonality of its operations, the Company has historically reported its highest revenues and net income in its first and second fiscal quarters as the Company sells most of its grapes in the first quarter, immediately after harvest, sells most of its bulk wine and brandy in its second quarter, immediately after crush, and performs many of its wine processing services in the first and second quarters.

    As a result, the Company typically reports lower revenues and net income
(loss) in the third and fourth fiscal quarters. In fiscal 1999 and 2000 El Nino-related weather conditions, among other things, caused an approximate four-week delay in the California wine grape harvest as compared to normal harvests.

    The following table illustrates the seasonality of the Company's revenues, gross profit and net income (loss) for each of the four fiscal quarters of the Company's 2000 fiscal year:

             QUARTERLY REVENUES, GROSS PROFIT AND NET INCOME (LOSS)

                                              FISCAL 2000 QUARTER ENDED
                                   ------------------------------------------------
                                   SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                   ---------   ----------   ----------   ----------
                                                (DOLLARS IN THOUSANDS)
Revenues.........................   $16,356    $   53,605   $   15,010   $   11,941
Percent of revenues for the year
  ended June 30, 2000............      16.9%         55.3%        15.5%        12.3%
Gross profit.....................   $ 3,083    $   10,552   $      532   $    1,900
Percent of gross profit for the
  year ended June 30, 2000.......      19.2%         65.7%         3.3%        11.8%
Net income (loss)................   $   331    $    4,819   $   (1,352)  $   (1,075)
Percent of net income (loss) for
  the year ended June 30, 2000...      12.2%        177.0%      (49.7)%      (39.5)%

RESULTS OF OPERATIONS

    The following table illustrates the Company's revenues by source for the periods indicated:

                               REVENUES BY SOURCE
                                 (IN THOUSANDS)

                                                     YEAR ENDED JUNE 30,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
Revenues:
  Bulk wine and related services..............  $ 58,928   $ 65,116   $ 55,832
  Grape sales.................................    22,817     13,261     10,617
  Case goods and related services.............    19,941     15,795     15,911
  Brandy......................................    10,308     13,583     14,552
                                                --------   --------   --------
    Total revenues............................  $111,994   $107,755   $ 96,912
                                                ========   ========   ========

    The following table illustrates the Company's revenues by source for the periods indicated, expressed as a percentage of revenues:

                        PERCENTAGE OF REVENUES BY SOURCE

                                                              YEAR ENDED JUNE 30,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Revenues:
  Bulk wine and related services.......................    52.6%      60.4%      57.6%
  Grape sales..........................................    20.4       12.3       11.0
  Case goods and related services......................    17.8       14.7       16.4
  Brandy...............................................     9.2       12.6       15.0
                                                          -----      -----      -----
    Total revenues.....................................   100.0%     100.0%     100.0%
                                                          =====      =====      =====

FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

    REVENUES

    Total revenues for fiscal 2000 were $96.9 million, a decrease of $10.9 million or 10.1%, as compared to revenues of $107.8 million for fiscal 1999. The overall decrease in revenues is due to decreases in bulk wine revenues and third party grape sales as partially offset by increased brandy and case goods revenues.

    BULK WINE AND RELATED SERVICES. For fiscal 2000, revenues from bulk wine and related services were $55.8 million, a decrease of $9.3 million or 14.3%, as compared to revenues of $65.1 million in fiscal 1999. Such decrease primarily resulted from decreased gallons contracted for current vintage wines and to a lesser extent the reduced California grape harvest. In addition, in fiscal 2000, the Company has experienced a loss of revenues associated with a major bulk wine customer. Bulk wine revenues in fiscal 1999 from this customer were approximately $5.6 million compared to approximately $1.0 million in fiscal 2000. Management is not certain this customer will continue to provide revenues in future periods to the extent realized in fiscal 1999.

    WINE GRAPES. In fiscal 2000, revenues from grape sales were $10.6 million, a decrease of $2.7 million or 20.3%, as compared to revenues of $13.3 million in fiscal 1999. Wine grapes revenues consist of revenues from grapes grown on the Company's vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes." Company grown grape tons delivered to customers decreased approximately 20,000 tons (or $4.4 million in revenues) from approximately 42,000 to 22,000 tons in fiscal 2000 compared to fiscal 1999 as a result of 1) the Company's continued restructuring of grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy and 2) lower yields on company owned vineyard resulting from El Nino. Resold grape revenue increased to $5.2 million from $3.6 million for fiscal 2000 and 1999, respectively.

    CASE GOODS AND RELATED SERVICES. For fiscal 2000, revenues from case goods and related services were $15.9 million, an increase of $.1 million or .6%, as compared to revenues of $15.8 million in fiscal 1999.

    BRANDY. For fiscal 2000, revenues from the sale of brandy and grape spirits were $14.6 million, an increase of $1.0 million or 7.4%, as compared to revenues of $13.6 million in fiscal 1999. Brandy sales volume increased to approximately
2.4 million proof gallons in fiscal 2000.

    COST OF SALES

    For fiscal 2000, total cost of sales was $80.8 million, a decrease of $2.6 million or 3.1%, from $83.4 million in fiscal 1999. As a percentage of revenues, cost of sales for fiscal 2000 was 83.4%, an increase from 77.4% in fiscal 1999. The increase in cost of sales on a percentage of revenue basis was primarily as a result of 1) increased per ton grape costs due to decreased grape yields from Company owned vineyards, 2) the write-off of approximately $1.8 million related to the removal of approximately 700 acres of vineyards that were underperforming and were expected to remain so in future periods and 3) the decreased utilization of bottling facilities significantly due to start-up inefficiencies associated with the new bottling line in St. Helena.

    GROSS PROFIT

    In fiscal 2000, the Company realized gross profit of $16.1 million, a decrease of $8.3 million or 34.0%, as compared to $24.4 million in fiscal 1999. As a percentage of revenues, gross profit for fiscal 2000 was 16.6%, a decrease from 22.6% in fiscal 1999, for reasons discussed above under "Cost of Sales."

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For fiscal 2000, selling, general and administrative expenses were $8.0 million, a decrease of $.1 million or 1.2%, from $8.1 million for fiscal 1999. The period to period decline is due to a decrease in bad debt expense offset by increases related to consulting services and research and market development of various new products.

    INTEREST EXPENSE

    For fiscal 2000, interest expense was $3.8 million, a decrease of $.7 million or 15.6%, as compared to interest expense of $4.5 million in fiscal 1999. The period to period decline is due to decreased average borrowings on the Company's line of credit.

    NET INCOME

    For fiscal 2000, net income was $2.7 million, a decrease of $5.6 million or 67.5%, as compared to net income of $8.3 million in fiscal 1999. Net income for fiscal 2000 was adversely impacted by factors covered above.

    EARNINGS PER SHARE

    For fiscal 2000, the basic earnings per share was $.29 as compared to basic earnings per share of $.63 for fiscal 1999. Net income available to common shareholders for fiscal 2000 was impacted by reduced net income.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position at June 30, 2000 was $23.6 million, as compared to $22.0 million at June 30, 1999. The increase in working capital is primarily due to cash, receivables and inventory generated relative to the 1999 crush. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances at June 30, 2000 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. The revolving line of credit balance was $8.1 million at June 30, 1999, with no outstanding balance at June 30, 2000. Unused availability under the line of credit was $28 million at June 30, 2000.

    Net cash provided by operating activities for fiscal 2000 was $19.8 million, as compared to net cash provided by operations of $9.4 million for fiscal 1999. The increase in cash provided by operations is primarily due to successful reductions of receivable and inventory levels over the prior year and, in fiscal 1999, the Company made payments on officer notes aggregating $5.7 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no market risk sensitive trading instruments. All Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at June 30, 2000, and estimates the balances of such debt in future periods ($ millions):

                                                                                 JUNE 30,
                                                           ----------------------------------------------------
                                                             2000       2001       2002       2003       2004
                                                           --------   --------   --------   --------   --------
Bank line of credit:
  Average Outstanding*...................................   $ 7.1      $ 5.0      $ 5.0      $ 5.0      $ 5.0
  Weighted average rate for year.........................     6.7%       7.5%       7.5%       7.5%       7.5%
Long-term Debt:
  Fixed Rate:
    Average Outstanding..................................   $42.6      $38.7      $34.8      $30.9      $26.6
    Weighted average rate for year.......................     9.0%       8.8%       8.8%       8.5%       8.7%

------------------------

* Based on current anticipated cash flow, the Company believes that its bank line of credit will be periodically used to fund operations in the Company's peak season.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For the year ended June 30, 2000, the average outstanding balance under this line was approximately $7.1 million, with a weighted average interest rate of approximately 6.7%. The Company applied cash generated from operations to reduce the outstanding balance on its line of credit during fiscal 2000.

    At June 30, 2000, the Company had a note payable to an insurance company with a balance of $28.7 million. On April 21, 2000, the interest rate on the then outstanding balance was converted from 9.7% to an interest rate equal to 275 basis points over the then five-year U.S. Treasury note rate or 8.99%. Accordingly, this debt reflected as variable rate debt in previous filings is now included with fixed rate debt.

    At June 30, 2000, the balance on the Company's fixed rate long-term debt was $39.4 million and carried a weighted average interest rate of approximately 9.1%. The weighted average interest rate for the year ended June 30, 2000 for all Company debt was approximately 8.6%.

    For strategic reasons, the Company enters into forward product sales and material supply contracts, most of which generally have staggered maturity dates. Of the Company's four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales generally occur on a short-term basis. As the primary raw material component for most Company product is wine grapes, the Company enters into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contain annual harvest market price adjustment clauses, against individual harvest year minimum pricing. For fiscal 2000, or the 1999 harvest year, approximately .4% of the Company's total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest. The Company may experience similar grape price adjustments during the 2001 fiscal year, with respect to the 2000 harvest year. The Company's annual operating budget anticipates these wine grape price adjustments, based on management's knowledge of movements in anticipated wine grape supply and quality during each harvest year's wine grape crop maturation.

    Although the Company's annual wine and brandy production is substantially committed under sales contracts prior to harvest and production, the Company intentionally maintains uncommitted product inventory to meet customer demand. At June 30, 2000, the Company's reported inventory value of bulk wine and brandy was $10.6 million, of which approximately $4.5 million, or 43%, is contractually committed to future production programs. The uncommitted amount of inventory, approximately $6.1 million, or 57%, is reserved primarily for future case goods sales, which are generally not subject to written preproduction purchase contracts, and for spot market bulk wine sales. While the Company generally matches preproduction contractual sales with contracted material supply agreements, the Company will continue to maintain certain uncommitted inventory to service short-term customer needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

       (1)   Index to Consolidated Financial Statements:

                                                                              PAGE
                                                                            --------
              Independent Auditors' Report................................     29

              Consolidated Balance Sheets as of June 30, 1999 and 2000....     30

              Consolidated Statements of Income for the Three Years in the
                Period Ended June 30, 2000................................     31

              Consolidated Statements of Stockholders' Equity for the
                Three Years in the Period Ended June 30, 2000.............     32

              Consolidated Statements of Cash Flows for the Three Years in
                the Period Ended
                June 30, 2000.............................................     33

              Notes to Consolidated Financial Statements..................     34

       (2)   Index to Financial Statement Schedules:

              Independent Auditors' Report on Supplementary Financial
                Schedule..................................................     50

              Schedule II--Valuation and Qualifying Accounts..............     51

       (3)(a) Exhibits:

    (b) Reports on Form 8-K:

       None

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
          2.1           Stock Purchase Agreement dated as of April 27, 1995 by and among the Registrant, Golden State Vintners and certain
                        shareholders of Golden State Vintners filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-51443) and incorporated by reference herein.

          2.2           Vineyard Purchase Agreement dated May 16, 1995 between the
                        Registrant and The Grape Group, Inc. filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-51443) and incorporated by reference herein.

          3.1           Amended and Restated Certificate of Incorporation of the
                        Registrant filed as Exhibit 2.1 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

          3.2           Bylaws of the Registrant filed as Exhibit B to the Company's
                        Proxy Statement for an Annual Meeting of Stockholders filed
                        September 28, 2000 and incorporated by reference herein.

          3.3           Certificate of Designations of the 12% Senior Redeemable
                        Preferred Stock of the Registrant, as amended and currently in effect filed as Exhibit 3.4 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-51443) and
                        incorporated by reference herein.

          3.4           Certificate of Powers, Designations, Preferences and
                        Relative, Participating, Optional and Other Special Rights
                        of Junior Exchangeable Preferred Stock and Qualifications,
                        Limitations and Restrictions Thereof of the Registrant, as
                        amended and currently in effect filed as Exhibit 3.5 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
          4.1           Form of Class B Common Stock Certificate of the Registrant
                        filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

          4.2           Registration Rights Agreement dated as of April 27, 1995 by and among the Registrant and certain holders of the
                        Registrant's Common Stock filed as Exhibit 4.2 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

          4.3           Registration Rights Agreement dated October 10, 1996 by and among the Registrant and certain holders of the Registrant's
                        Common Stock filed as Exhibit 4.3 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

         10.1           1996 Stock Option Plan ("1996 Stock Plan") of the Registrant
                        filed as Exhibit 10.1 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-51443) and
                        incorporated by reference herein.

         10.2           Form of Incentive Stock Option Agreement under the 1996
                        Stock Plan filed as Exhibit 10.2 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

         10.3           Form of Nonqualified Stock Option Agreement under the 1996
                        Stock Plan filed as Exhibit 10.3 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

         10.4           Form of Indemnification Agreement between the Registrant and its officers and directors filed as Exhibit B to the
                        Company's Proxy Statement for an Annual Meeting of
                        Stockholders, filed June 8, 2000, and incorporated by
                        reference herein.

         10.5           Employment Agreement dated as of April 27, 1995 between the
                        Registrant and Jeffrey B. O'Neill filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-51443) and incorporated by reference herein.

         10.6           Securities Purchase Agreement dated April 21, 1995 among the
                        Registrant, Golden State Vintners and John Hancock Mutual
                        Life Insurance Company ("John Hancock"), as amended, filed as Exhibit 10.6 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by
                        reference herein.

         10.7           First Mortgage Note Due April 1, 2005 issued by Golden State
                        Vintners in favor of John Hancock in the principal amount of
                        $35,000,000.00 filed as Exhibit 10.7 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

         10.8 Continuing Corporate Guaranty dated April 27, 1995 entered into by the Registrant in favor of John Hancock filed as
                        Exhibit 10.8 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

         10.9 Security Agreement dated as of April 21, 1995 entered into by Golden State Vintners in favor of John Hancock filed as
                        Exhibit 10.9 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

        10.10           Intercreditor Agreement dated as of April 21, 1995 among
                        Golden State Vintners, John Hancock and Sanwa Bank
                        California ("Sanwa"), as amended, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-51443) and incorporated by reference herein.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
        10.11           Continuing Guaranty dated as of April 21, 1998 between the
                        Registrant and Sanwa filed as Exhibit 10.14 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

        10.12           Management Agreement dated May 31, 1997 between the
                        Registrant and Forrest Binkley & Brown Partners L.P. filed as Exhibit 10.22 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by
                        reference herein.

        10.13           1998 Director Stock Option Plan (the "Director Plan") filed as Exhibit 10.23 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by
                        reference herein.

        10.14           Stock Option Agreement dated as of December 31, 1997 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-51443) and incorporated by reference herein.

        10.15           Stock Option Agreement dated as of December 31, 1997 between the Registrant and Brian R. Thompson filed as
                        Exhibit 10.25 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by
                        reference herein.

        10.16           Employment Agreement dated as of January 1, 1998 between the
                        Registrant and Jeffrey B. O'Neil filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-51443) and incorporated by reference herein.

        10.17           Form of Stock Option Agreement under the Director Plan filed as Exhibit 10.29 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by
                        reference herein.

        10.18           Promissory Note dated September 30, 1986 between the
                        Registrant, as assignee of original maker, The Grape Group and The Prudential Insurance Company of America filed as
                        Exhibit 10.30 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

        10.19           Promissory Note dated January 1, 1998 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.33 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

        10.20           Promissory Note dated January 1, 1998 between the Registrant and Brian R. Thompson filed as Exhibit 10.34 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

        10.21           Accounts Receivable Credit Agreement dated as of July 5,
                        2000 between Sanwa and the Registrant.

         21.1           Subsidiaries of the Registrant filed as Exhibit 21.1 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-51443) and incorporated by reference herein.

         23.1           Consent of Deloitte & Touche LLP

         24.1           Power of Attorney (included on page 47).

         27.1           Financial Data Schedule.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Golden State Vintners, Inc.

    We have audited the accompanying consolidated balance sheets of Golden State Vintners, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Fresno, California
August 15, 2000

                          GOLDEN STATE VINTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and equivalents....................................  $     29,594   $     39,244
    Trade receivables--net..................................     9,938,963      7,441,232
    Inventories.............................................    27,171,992     22,069,778
    Refundable income taxes.................................     4,131,544      2,419,881
    Refundable deposits and prepaid expenses................       728,549        754,579
    Deferred income taxes...................................       388,151        --
                                                              ------------   ------------
      Total current assets..................................    42,388,793     32,724,714
PROPERTY, PLANT AND EQUIPMENT--Net..........................    84,034,087     83,687,870
NOTE RECEIVABLE.............................................     1,722,322        --
DEFERRED FINANCING COSTS AND OTHER ASSETS...................       374,610        330,221
                                                              ------------   ------------
TOTAL ASSETS................................................  $128,519,812   $116,742,805
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit.......................................  $  8,100,000   $    --
  Cash overdraft............................................       964,467        --
  Accounts payable..........................................     4,029,023      2,963,360
  Payable to growers........................................       659,838        360,285
  Payroll and related liabilities...........................       634,391        961,179
  Accrued interest..........................................       886,177        823,116
  Other accrued liabilities.................................       191,346        616,857
  Deferred income taxes.....................................            --         94,707
  Current portion of long-term debt.........................     4,898,757      3,256,001
                                                              ------------   ------------
    Total current liabilities...............................    20,363,999      9,075,505
LONG-TERM DEBT..............................................    39,250,458     36,102,451
DEFERRED INCOME TAXES.......................................    11,422,201     11,358,680
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS' EQUITY:
  Common stock:
    Class A common stock; 4,342,528 outstanding at June 30,
      1999 and 2000.........................................        43,425         43,425
    Class B common stock; 5,155,733 outstanding at June 30,
      1999 and 2000.........................................        51,558         51,558
  Additional paid-in capital................................    44,836,541     44,836,541
  Retained earnings.........................................    12,551,630     15,274,645
                                                              ------------   ------------
      Total stockholders' equity............................    57,483,154     60,206,169
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $128,519,812   $116,742,805
                                                              ============   ============

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED JUNE 30,
                                                              -----------------------------------------
                                                                  1998           1999          2000
                                                              ------------   ------------   -----------
REVENUES, net:
  Bulk wine.................................................  $ 58,928,186   $ 65,116,190   $55,832,192
  Wine grapes...............................................    22,817,043     13,260,863    10,616,502
  Case goods................................................    19,941,205     15,794,918    15,910,972
  Brandy and spirits........................................    10,307,735     13,583,441    14,552,343
                                                              ------------   ------------   -----------
    Total revenues..........................................   111,994,169    107,755,412    96,912,009
COST OF SALES...............................................    83,684,275     83,382,860    80,845,033
                                                              ------------   ------------   -----------
GROSS PROFIT................................................    28,309,894     24,372,552    16,066,976
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    14,450,949      8,126,170     7,980,066
                                                              ------------   ------------   -----------
INCOME FROM OPERATIONS......................................    13,858,945     16,246,382     8,086,910
INTEREST EXPENSE............................................    (6,867,209)    (4,521,836)   (3,827,121)
OTHER EXPENSE, net..........................................      (356,113)       (15,458)       (5,774)
                                                              ------------   ------------   -----------
INCOME BEFORE INCOME TAXES..................................     6,635,623     11,709,088     4,254,015
INCOME TAXES................................................     2,452,000      3,448,000     1,531,000
                                                              ------------   ------------   -----------
NET INCOME..................................................     4,183,623      8,261,088     2,723,015
REDEEMABLE PREFERRED STOCK DIVIDENDS........................    (1,271,242)      (400,000)      --
ACCRETION ON PREFERRED STOCK................................       --          (1,927,648)      --
                                                              ------------   ------------   -----------
EARNINGS AVAILABLE TO COMMON STOCKHOLDERS...................  $  2,912,381   $  5,933,440   $ 2,723,015
                                                              ------------   ------------   -----------
EARNINGS PER COMMON SHARE:
  BASIC.....................................................  $       0.42   $       0.63   $      0.29
                                                              ============   ============   ===========
  DILUTED...................................................  $       0.41   $       0.62   $      0.28
                                                              ============   ============   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC.....................................................     6,917,904      9,348,628     9,498,261
                                                              ------------   ------------   -----------
  DILUTED...................................................     7,325,324      9,621,144     9,578,117
                                                              ------------   ------------   -----------

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                   -----------------------------------------     ADDITIONAL       RETAINED
                                   CLASS A    CLASS B    CLASS E    CLASS K    PAID-IN CAPITAL    EARNINGS        TOTAL
                                   --------   --------   --------   --------   ---------------   -----------   -----------
BALANCE, JUNE 30, 1997...........  $ --       $19,176    $ 4,141     $ 344       $ 8,844,136     $ 3,705,809   $12,573,606
  Stock option exercise..........    --         1,061      --          102         1,860,140         --          1,861,303
  Tax benefit of stock option
    exercise.....................    --         --         --         --             788,532         --            788,532
  Dividends paid on redeemable
    preferred stock..............    --         --         --         --            --            (1,271,242)   (1,271,242)
  Net income.....................    --         --         --         --            --             4,183,623     4,183,623
                                   -------    -------    -------     -----       -----------     -----------   -----------
BALANCE, JUNE 30, 1998...........    --        20,237      4,141       446        11,492,808       6,618,190    18,135,822
  Issuance of common stock.......   43,425     29,827     (4,141)     (446)       33,922,835         --         33,991,500
  Public offering costs..........    --         --         --         --          (1,614,294)        --         (1,614,294)
  Conversion of Junior Preferred
    Stock........................    --         1,304      --         --             889,221        (156,694)      733,831
  Stock option exercise..........    --           190      --         --              90,744         --             90,934
  Tax benefit of stock option
    exercise.....................    --         --         --         --              55,227         --             55,227
  Accretion on Senior Preferred
    stock........................    --         --         --         --            --            (1,770,954)   (1,770,954)
  Dividends paid on redeemable
    preferred stock..............    --         --         --         --            --              (400,000)     (400,000)
  Net income.....................    --         --         --         --            --             8,261,088     8,261,088
                                   -------    -------    -------     -----       -----------     -----------   -----------
BALANCE, JUNE 30, 1999...........   43,425     51,558      --         --          44,836,541      12,551,630    57,483,154
  Net income.....................    --         --         --         --            --             2,723,015     2,723,015
                                   -------    -------    -------     -----       -----------     -----------   -----------
BALANCE, JUNE 30, 2000...........  $43,425    $51,558      --         --         $44,836,541     $15,274,645   $60,206,169
                                   =======    =======    =======     =====       ===========     ===========   ===========

                See notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  1998           1999           2000
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income................................................  $  4,183,623   $  8,261,088   $  2,723,015
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     4,144,814      4,453,503      6,211,116
    Provision for doubtful accounts.........................        90,000      1,100,000       (200,000)
    Loss on disposal of assets..............................        45,463         61,392      1,836,167
    Deferred income taxes...................................     2,723,240      3,384,182        419,337
    Change in deferred tax valuation allowance..............      (571,992)    (1,250,963)       --
    Changes in operating assets and liabilities, net of
      effects of dissolution of GSVI Partnership in 1998:
      Trade receivables.....................................    (3,042,528)    (3,453,324)     2,697,731
      Inventories...........................................    (8,436,654)     4,128,111      5,143,100
      Prepaid expenses......................................    (1,210,992)      (495,439)       (26,030)
      Accounts payable......................................     2,053,866        109,428     (1,065,663)
      Payable to growers....................................      (139,363)      (263,848)      (299,553)
      Accrued interest......................................       526,536       (240,845)       (63,061)
      Payroll and related liabilities.......................     4,961,258     (5,717,871)       326,788
      Deferred compensation.................................    (1,989,112)       --             --
      Other accrued liabilities.............................     1,474,228     (1,212,524)       425,511
      Income taxes payable..................................    (4,417,067)       581,670      1,711,663
                                                              ------------   ------------   ------------
      Net cash provided by operating activities.............       395,320      9,444,560     19,840,121
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (5,537,312)    (8,128,184)    (7,614,425)
  Proceeds from note receivable.............................       --             --           1,722,322
  Partnership dissolution...................................       (97,576)       --             --
  Refund (payment) of deposits..............................       142,000         (2,750)       (18,890)
                                                              ------------   ------------   ------------
    Net cash used in investing activities...................    (5,492,888)    (8,130,934)    (5,910,993)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
  Borrowings on line of credit..............................    61,800,000     56,350,000     25,900,000
  Payments on line of credit................................   (56,400,000)   (66,450,000)   (34,000,000)
  Cash overdraft increase...................................       801,495        162,972       (964,467)
  Payments on long-term debt................................    (2,862,685)   (14,581,297)    (4,855,011)
  Payment of financing costs................................       (10,000)       --             --
  Proceeds from stock option exercises......................     1,861,303         90,934        --
  Payment of dividends on redeemable preferred stock........    (1,271,242)      (400,000)       --
  Issuance of capital stock.................................       --          33,991,500        --
  Public offering costs.....................................       --            (487,969)       --
  Redemption of preferred stock.............................       --         (10,000,000)       --
                                                              ------------   ------------   ------------
    Net cash provided by (used in) financing activities.....     3,918,871     (1,323,860)   (13,919,478)
                                                              ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................    (1,178,697)       (10,234)         9,650
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...................     1,218,525         39,828         29,594
                                                              ------------   ------------   ------------
CASH AND EQUIVALENTS, END OF PERIOD.........................  $     39,828   $     29,594   $     39,244
                                                              ============   ============   ============

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the Company, its wholly owned subsidiary, GSV, and through June 1998 an 80% owned partnership, GSV International Trading Company (GSVI). All significant intercompany transactions and accounts have been eliminated. During June 1998, the Company dissolved its partnership interest and received a note for $1,722,322 in exchange for its investment in GSVI, cash advances and related interest. The note was paid in January 2000.

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amounts recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company, and other long-term financing at June 30, 2000 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments.

    CASH EQUIVALENTS

    For purposes of reporting cash flows, the Company considers cash equivalents to include all short-term investments with an original maturity of three months or less.

    TRADE RECEIVABLES

    Substantially all accounts receivable are due from wine distributors and major wineries located principally in California. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its sales. Trade and other receivables at June 30, 1999 and 2000 are net of an allowance for doubtful accounts of approximately $1,272,000 and $957,000 respectively.

                          GOLDEN STATE VINTNERS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    The Company changed its method of costing wine inventories effective
July 1, 1995 from the first-in, first-out ("FIFO") method, to the last-in, first-out ("LIFO") method. The Company also changed to the LIFO method for brandy inventory effective July 1, 1996. Inventories at June 30, 1999 and 2000 would have been higher by $3,909,047 (including $336,237 for brandy inventories) and $3,905,405 (including $513,875 for brandy inventories), respectively, had the Company used FIFO cost rather than LIFO cost for valuation of its inventories. Such differences at June 30, 1999 and 2000 include a $2,576,051 and $(359,415), respectively year end adjustment to recognize changes between estimated interim and final year end LIFO balances. Juice is stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of FIFO cost or market. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

Land Improvements....................................        30 years
Vineyards............................................        20 years
Buildings............................................   7 to 48 years
Cooperage............................................  10 to 30 years
Equipment............................................   7 to 20 years

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

    DEFERRED FINANCING COSTS

    Financing costs incurred to obtain new financing are deferred and amortized over the term of the related loan. At June 30, 1999 and 2000, such costs were $363,860 and $300,580, respectively, which were net of accumulated amortization of $286,440 and $332,220, respectively.

    REVENUE RECOGNITION

    Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return in the contract. In certain cases the contract requirements specify that the Company store such product after it has been sold and require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery to the customer. Wine processing and storage fees are recognized as those services are provided. Revenues relating to product stored by the Company after it has been sold totalled approximately $18,800,000, $24,000,000 and $26,795,000 in the years ended June 30, 1998, 1999 and 2000, respectively. At June 30, 1999 accounts receivable includes

                          GOLDEN STATE VINTNERS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximately $4,900,000 (none at June 30, 2000), pertaining to product sales in which the products were stored by the Company at such dates.

    MAJOR CUSTOMERS

    Wine grape sales to Gallo accounted for approximately 17%, 9% and 4% of total revenues in the years ended June 30, 1998, 1999 and 2000, respectively.

    The Company's brandy sales are primarily to one customer. Such sales, together with bulk wine and case goods sales to such customer, accounted for approximately 13%, 17% and 15% of total revenues in the years ended June 30, 1998, 1999 and 2000, respectively. In addition, a bulk wine customer accounted for approximately 8%, 12% and 8% of total revenues in the years ended June 30, 1998, 1999 and 2000 respectively.

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

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and recognizes compensation expense for certain stock-based awards granted to employees as required by APB 25. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), became effective in fiscal year 1997 and requires disclosure of certain pro forma information as if the Company had adopted the fair value method of accounting for stock-based compensation prescribed by FAS 123 (see Note 7).

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

                          GOLDEN STATE VINTNERS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Basic and fully diluted earnings per share ("EPS") are determined as follows:

                                                                   YEAR ENDED JUNE 30,
                                                         ---------------------------------------
                                                            1998          1999          2000
                                                         -----------   -----------   -----------
BASIC EPS COMPUTATION
Numerator:
  Net income...........................................  $ 4,183,623   $ 8,261,088   $ 2,723,015
  Less: Redeemable preferred stock dividends...........   (1,271,242)     (400,000)      --
       Accretion on preferred stock....................      --         (1,927,648)      --
                                                         -----------   -----------   -----------
  Income available to common stockholders..............  $ 2,912,381   $ 5,933,440   $ 2,723,015
                                                         ===========   ===========   ===========
Denominator:
  Weighted average common shares.......................    6,917,904     9,348,628     9,498,261
                                                         ===========   ===========   ===========
Basic EPS..............................................  $       .42   $       .63   $       .29
                                                         ===========   ===========   ===========
DILUTED EPS COMPUTATION
Numerator:
  Income available to common stockholders..............  $ 2,912,381   $ 5,933,440   $ 2,723,015
  Add: Junior Preferred Stock dividends................       71,242       --            --
                                                         -----------   -----------   -----------
  Income available to common stockholders and assumed
    conversions........................................  $ 2,983,623   $ 5,933,440   $ 2,723,015
                                                         ===========   ===========   ===========
Denominator:
  Weighted average common shares outstanding...........    6,917,904     9,348,628     9,498,261
  Junior Preferred Stock...............................      130,343       --            --
  Stock options........................................      277,077       272,516        79,856
                                                         -----------   -----------   -----------
  Adjusted weighted average common shares..............    7,325,324     9,621,144     9,578,117
                                                         ===========   ===========   ===========
Diluted EPS............................................  $       .41   $       .62   $       .28
                                                         ===========   ===========   ===========

    Options to purchase approximately 866,000 and 1,004,000 shares of common stock at various prices per share were outstanding at June 30, 1999 and 2000, respectively, but were not included in diluted EPS computations because the exercise prices were greater than the estimated fair values of the common shares for the periods then ended.

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value and provides hedge accounting when certain conditions are met. In June 2000, the FASB issued SFAS No. 138, which amends

                          GOLDEN STATE VINTNERS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) certain provisions of SFAS 133 to address several issues causing implementation difficulties for entities in the application of SFAS No. 133. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on July 1, 2000. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB) 101), "Revenue Recognition in Financial Statements," which clarifies the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that SAB 101, which will be adopted effective July 1, 2000, will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1999 amounts in order for them to conform to the 2000 presentation.

3.  INVENTORIES

    Inventories consist of the following:

                                                             JUNE 30,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Bulk wine..........................................  $14,249,675   $ 9,379,513
Cased and bottled wine.............................    3,584,337     2,510,044
Brandy.............................................      916,606     1,275,576
Juice, supplies and other..........................    1,213,724     1,354,764
Unharvested crop costs.............................    7,207,650     7,549,881
                                                     -----------   -----------
  Total............................................  $27,171,992   $22,069,778
                                                     ===========   ===========

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                             JUNE 30,
                                                    --------------------------
                                                       1999           2000
                                                    -----------   ------------
Land and improvements.............................  $13,339,381   $ 13,689,655
Vineyards.........................................   27,232,624     26,353,287
Buildings.........................................   11,596,989     12,397,231
Cooperage.........................................   21,304,910     23,129,374
Equipment.........................................   19,023,385     25,896,802
Construction in progress..........................    7,971,248      4,043,455
                                                    -----------   ------------
  Total...........................................  100,468,537    105,509,804
Less accumulated depreciation and amortization....   16,434,450     21,821,934
                                                    -----------   ------------
Property, plant and equipment--net................  $84,034,087   $ 83,687,870
                                                    ===========   ============

                          GOLDEN STATE VINTNERS, INC.

4.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    For the years ended June 30, 1999 and 2000, the Company capitalized approximately $325,000 and $300,000, respectively of interest primarily related to vineyards under development included in construction in progress. In the Company's 2000 fiscal year, the Company removed approximately 700 acres of underperforming vineyards from production (representing approximately eight percent of the Company's total vineyard assets), resulting in a $1.8 million charge to wine grape cost of sales.

5.  BANK LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a revolving bank line of credit, expiring July 2002, which provides for borrowings of up to $28,000,000 with variable interest based on interest rate options elected by the Company. Borrowings on the line were $8,100,000 at June 30, 1999 and none at June 30, 2000. Unused availability under the line of credit was $28,000,000 at June 30, 2000.

    Long-term debt is as follows:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Insurance company Senior Secured First Mortgage Notes,
  principal and interest at 8.99% payable $370,000 monthly,
  balance of $18,845,000 due April 1, 2005..................  $30,308,342   $28,720,320
Insurance company note payable, interest at 11.6% payable
  annually, annual principal payments of $200,000, balance
  of $1,724,000 due on October 1, 2002......................    2,324,156     2,124,156
Bank term loan, interest payable monthly at 8.19%, principal
  repaid in May 2000........................................    1,910,749       --
Unsecured loan due to related party, non-interest bearing,
  discounted (at 10%) to present value, payable based on
  excess cash flows (as defined)............................      732,490       796,738
Capital lease obligations and other loans, interest
  principally at 6.6% (See Note 9)..........................    8,873,478     7,717,238
                                                              -----------   -----------
  Total.....................................................   44,149,215    39,358,452
Less current portion........................................   (4,898,757)   (3,256,001)
                                                              -----------   -----------
Long-term portion...........................................  $39,250,458   $36,102,451
                                                              ===========   ===========

    Substantially all of the Company's assets are pledged as collateral for revolving bank loans and long-term debt. The insurance company loan agreement, as amended, and bank credit agreements include various financial covenants which, among other things, require that the Company maintain certain specified financial ratios and restrict the amount of capital expenditures, additional indebtedness and certain investments. Further, dividends may not be declared and paid without prior approval. Management believes the Company was in compliance with the covenants of its bank credit agreements as of June 30, 2000.

    During 1998, the Company entered into a master leasing agreement with a bank to finance up to $11 million of cooperage and processing equipment. The lease is collateralized by the property and requires

                          GOLDEN STATE VINTNERS, INC.

5. BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED) monthly principal and interest payments. As of June 30, 2000, the cumulative amount of property financed and capitalized totaled approximately $9,495,000.

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

    Scheduled annual maturities of long-term debt, including capital leases, as of June 30, 2000 are as follows:

2001...................................................  $ 3,256,001
2002...................................................    3,473,201
2003...................................................    5,279,620
2004...................................................    3,855,018
2005...................................................   21,047,310
Thereafter.............................................    2,447,302
                                                         -----------
    Total..............................................  $39,358,452
                                                         ===========

6.  INCOME TAXES

    The components of income tax expense are as follows:

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              1998         1999         2000
                                           ----------   ----------   ----------
Current:
  Federal................................  $   96,358   $  871,717   $  961,995
  State..................................     204,394      443,064      148,776
                                           ----------   ----------   ----------
                                              300,752    1,314,781    1,110,771
Deferred:
  Federal................................   2,662,412    2,766,674      505,169
  State..................................      60,828      617,508      (85,832)
                                           ----------   ----------   ----------
                                            2,723,240    3,384,182      419,337
Change in valuation allowance............    (571,992)  (1,250,963)         892
                                           ----------   ----------   ----------
                                           $2,452,000   $3,448,000   $1,531,000
                                           ==========   ==========   ==========

    The Company recognized certain tax benefits related to stock option exercises in the amount of $788,532 and $55,227, for the year ended June 30, 1998 and 1999 respectively. There were no stock option exercises in the year ended June 30, 2000. These benefits were both recorded as a decrease to income taxes payable and an increase in paid-in-capital.

                          GOLDEN STATE VINTNERS, INC.

6.  INCOME TAXES (CONTINUED)
    The Company's income tax provision differs from the amount determined by applying the statutory federal income tax (benefit) rate, due to the following:

                                                     YEAR ENDED JUNE 30,
                                              ---------------------------------
                                                1998        1999        2000
                                              ---------   ---------   ---------
Federal statutory tax rate..................   35.00 %     35.00 %     35.00 %
Permanent items.............................     .59         .30         .80
State income taxes, net of federal..........    2.64        5.98         .98
Change in valuation allowance...............   (8.62)     (10.68)        .02
Change in credit carryforwards..............    3.52          --          --
Other.......................................    3.82       (1.15)       (.80)
                                              ------      ------      ------
                                               36.95 %     29.45 %     36.00 %
                                              ======      ======      ======

    Deferred income tax assets and liabilities consist of the following:

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
Current assets (liabilities):
  Inventory costing.........................................  $   (302,169)  $   (833,168)
  State franchise taxes.....................................       132,153         35,994
  Capitalized interest......................................       226,635        207,774
  Reserves..................................................       --             263,771
  Allowance for doubtful accounts...........................       544,760        409,821
  Property taxes............................................      (290,935)      (370,377)
  Benefits..................................................        63,082        117,232
  Other.....................................................        14,625         74,246
                                                              ------------   ------------
    Total...................................................  $    388,151   $    (94,707)
                                                              ============   ============
Long-term assets (liabilities):
  Purchase accounting.......................................  $ (4,553,520)  $ (4,259,366)
  Accelerated depreciation..................................    (8,807,610)    (9,832,651)
  Operating loss carryforwards..............................     1,035,209        439,480
  Tax credit carryforwards..................................       871,343      2,387,639
  Other.....................................................       382,285        257,018
  Valuation allowance.......................................      (349,908)      (350,800)
                                                              ------------   ------------
    Total...................................................  $(11,422,201)  $(11,358,680)
                                                              ============   ============

                          GOLDEN STATE VINTNERS, INC.

6.  INCOME TAXES (CONTINUED)

    The Company has federal and state alternative minimum tax ("AMT") credit carryforwards of approximately $1,962,000 and $236,000, respectively, that may be used for an indefinite period. In addition, the Company has a state manufacturers tax credit of approximately $190,000 which expires in 2010.

    As of June 30, 2000, the Company has federal operating loss carryforwards which expire as follows:

2004....................................................  $  972,000
2005....................................................     321,000
                                                          ----------
  Total.................................................  $1,293,000
                                                          ==========

7.  SHAREHOLDERS' EQUITY

    COMMON STOCK

    The Company's authorized capital stock is as follows at June 30, 2000:

                                                             AUTHORIZED
                                                 PAR VALUE     SHARES
                                                 ---------   ----------
Class A........................................    $.01       6,000,000
Class B........................................    $.01      54,000,000

    Class A common stock have ten votes for each share and are convertible into Class B common stock on a share-for-share basis at the option of the stockholder or upon certain transfers of current stock ownership. Class B common stock have one vote for each share. Class A and Class B common stockholders share equally in dividend distributions (if declared by the Board of Directors) and liquidation rights.

    On July 21, 1998, the Company completed an underwritten public offering of 4,300,000 shares of Class B Common Stock, at an offering price of $17.00 per share (the "Offering"). The proceeds to the Company from the Offering of $32,377,206, net of public offering costs of $1,614,294, were primarily used to repay the Company's line of credit, certain bank term loans, officers notes, and senior redeemable preferred stock, including related dividends. The unamortized discount of $1,927,648, associated with the redemption of the senior redeemable preferred stock and the conversion of junior redeemable preferred stock was reflected as a deduction from net income available to common stockholders in fiscal 1999.

    Changes in the Company's common stock outstanding during the years ended June 30, 1998 and 1999 (no changes in 2000) are as follows:

                                               CLASS OF COMMON STOCK
                                   ----------------------------------------------
                                       A            B           E           K
                                   ----------   ---------   ----------   --------
Shares outstanding, June 30,
 1997............................      --       5,561,012    1,200,829     99,860
Issuance of stock (options
 exercise).......................      --         307,600       --         29,617
                                   ----------   ---------   ----------   --------
Shares outstanding, June 30,
 1998............................      --       5,868,612    1,200,829    129,477
Issuance of stock (public
 offering).......................   4,342,528    (862,222)  (1,200,829)  (129,477)
Conversion of Junior Preferred
 Stock...........................      --         130,343       --          --
Issuance of stock (options
 exercise).......................      --          19,000       --          --
                                   ----------   ---------   ----------   --------
Shares outstanding, June 30, 1999
 and 2000........................   4,342,528   5,155,733       --          --
                                   ----------   ---------   ----------   --------

                          GOLDEN STATE VINTNERS, INC.

7.  SHAREHOLDERS' EQUITY (CONTINUED)
    INCENTIVE COMPENSATION AND STOCK OPTION PLANS

    An incentive stock plan (terminated in 1996) provided for grants of stock appreciation rights ("SARs") to officers, directors and certain key employees. The SARs entitled the holder to receive cash payments equal to the excess of the fair market value of the rights over the base price for such rights, had an unlimited term and generally became exercisable over a two year period. Compensation expense accrued pursuant to the Company's incentive stock plan was $6,300,000 for the year ended June 30, 1998 (none in 1999 and 2000). In 1998, the President's bonus was restructured resulting in accrued compensation expense of $2.5 million. Such compensation was paid to key employees in the amount of $5.4 million in 1998 and $5.4 million in 1999.

    The Company's 1996 Stock Option Plan covers 1,393,925 shares of authorized but unissued Class B Common Stock. The Plan provides for the grant of incentive and nonstatutory stock options to officers, key employees and others, at prices not less than fair value. Options granted generally become exercisable 25% annually and expire after 10 years.

    In April 1998, the Company adopted the 1998 Director Stock Option Plan (the "Plan"), which covers 348,000 shares of authorized but unissued Class B Common Stock. Under the terms of the Plan, options may be granted to non-employee members of the Company's Board of Directors at prices not less than fair market value (as defined), are fully vested after one year and expire ten years after issuance. The Plan also provides for annual grants of options to purchase 10,005 shares of common stock on May 1 of each year commencing May 1, 1999 to each non-employee director who has remained in continuous service.

    A summary of SAR and stock option activity is as follows:

                                                NUMBER OF             WEIGHTED
                                           --------------------   AVERAGE EXERCISE
                                             STOCK                PRICE PER RIGHT/
                                            OPTIONS      SARS          OPTION
                                           ---------   --------   ----------------
Outstanding at June 30, 1997.............    800,933    794,347        $ 3.19
  Granted ($3.02 weighted average fair
    value per option)....................    907,021      --           $11.99
  Exercised..............................   (337,217)     --           $ 4.88
  Terminated.............................     (6,525)  (794,347)       $ 1.59
                                           ---------   --------
Outstanding at June 30, 1998.............  1,364,212      --           $ 9.35
  Granted ($4.41 weighted average fair
    value per option)....................      6,000      --           $17.00
  Exercised..............................    (19,000)     --           $ 4.79
  Terminated.............................     (2,175)     --           $ 4.79
                                           ---------   --------
Outstanding at June 30, 1999.............  1,349,037      --           $ 9.46
  Granted ($2.58 weighted average fair
    value per option)....................    377,527      --           $ 3.87
  Terminated.............................    (55,793)     --           $ 9.20
                                           ---------   --------        ------
Outstanding at June 30, 2000.............  1,670,771      --           $ 8.21
                                           ---------   --------        ------
Exercisable at June 30, 2000.............  1,091,561      --           $10.30
                                           ---------   --------
Available for grant at June 30, 2000.....    509,284      --
                                           ---------   --------

                          GOLDEN STATE VINTNERS, INC.

7.  SHAREHOLDERS' EQUITY (CONTINUED)
The following table summarizes information about stock options outstanding at June 30, 2000.

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
------------------------------------------------------------------------   ----------------------------
      RANGE OF            NUMBER          WEIGHTED           WEIGHTED        NUMBER         WEIGHTED
      EXERCISE          OUTSTANDING   AVERAGE REMAINING      AVERAGE       EXERCISABLE      AVERAGE
       PRICES           AT 6/30/00    CONTRACTUAL LIFE    EXERCISE PRICE   AT 6/30/00    EXERCISE PRICE
---------------------   -----------   -----------------   --------------   -----------   --------------
$ 3.47 to $ 6.03           834,459       7.9 years            $ 4.33          261,049        $ 4.66
$12.07 to $12.08           836,312          7.5               $12.07          830,512        $12.07
                         ---------                                          ---------
$ 3.47 to $12.08         1,670,771          7.7               $ 8.21        1,091,561        $10.30
                         =========                                          =========

    In 1998, the Board of Directors and the Company's stockholders approved a recapitalization and stock split, which resulted in each share of the Company's common stock being split into 2.9 shares of common stock. The recapitalization and stock split was effected by the filing of the Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State on July 20, 1998. The recapitalization was in the form of (i) the creation by the Company of a new Class A Common Stock and a new Class B Common Stock,
(ii) the conversion of all of the Company's outstanding shares of old Class B Common Stock on a one-for-one basis into shares of Company's newly-created
Class A Common Stock, (iii) the conversion of all of the Company's outstanding shares of old Class E Common Stock and old Class K Common Stock on a one-for-one basis into shares of the Company's newly-created Class B Common Stock, (iv) a 2.9-for-1 stock split for each of the Company's outstanding shares of a newly-created Class A Common Stock and newly-created Class B Common Stock, and
(v) the conversion of all of the Company's outstanding shares of Junior Preferred Stock into 130,343 shares of the Company's newly-created Class B Common Stock. All common stock related data in the accompanying financial statements of the Company reflect the stock split for all periods presented.

    FAS 123 requires the disclosure of pro forma net income amounts had the Company adopted the fair value method for valuation of stock based compensation prescribed by that statement. Under FAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models require certain subjective assumptions which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.0 years as of June 30, 1998, 1999 and 2000, respectively; risk free interest rates, 6.0% as of June 30, 1998 and 1999, respectively, and 6.2% as of June 30, 2000; no expected volatility in the year ended June 30, 1998, 79% expected volatility for the year ended June 30, 1999, and 77% expected volativity for the year ended June 30, 2000 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Proforma net income for the years ended June 30, 1998, 1999 and 2000 would have been $217,166, $404,837 and $543,029 respectively less than net income as reported if the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards. Proforma earnings per share for the year ended June 30, 1998, 1999 and 2000 would have been as follows: basic--$0.39, $0.59 and $0.23 and diluted--$0.38, $0.57 and $0.23 respectively.

8.  RETIREMENT PLANS

    The Company's 401(k) plan, established in 1996, provides retirement benefits to full-time employees that meet certain eligibility requirements. Under the 401(k) plan, employees may elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a

                          GOLDEN STATE VINTNERS, INC.

8.  RETIREMENT PLANS (CONTINUED)
qualified trustee. The Company may elect to make an annual discretionary contribution to the Plan of up to 25% of each participant's eligible compensation, subject to certain limitations. Participants' voluntary contributions and Company contributions to the Plan vest immediately. The Company also contributes to a winery workers' retirement plan which provides retirement benefits for union employees. In the event of withdrawal or plan termination the Company could be liable for its proportionate share of a plan's unfunded vested benefits. The information required to determine the amount of this contingent obligation is not readily available. Retirement plan costs charged to operations were $78,323, $101,220 and $104,448 for the years ended June 30, 1998, 1999, and 2000, respectively.

9.  LEASES

    The Company leases cooperage and equipment under both capital and operating lease arrangements. Future minimum payments by fiscal year and in aggregate under such capital leases and noncancellable operating leases with terms of one year or more consist of the following at June 30, 2000:

                                                        CAPITAL     OPERATING
                                                        LEASES        LEASES
                                                      -----------   ----------
2001................................................  $ 1,623,528   $  627,369
2002................................................    1,579,814      584,939
2003................................................    1,579,814      225,808
2004................................................    1,579,814       41,265
2005................................................    1,360,030       --
Thereafter..........................................    1,714,252       --
                                                      -----------   ----------
Total minimum lease payments........................    9,437,252   $1,479,381
                                                                    ==========
Amount representing interest........................    1,720,014
                                                      -----------
Net present value of minimum lease payments.........    7,717,238
Less current maturities.............................   (1,125,392)
                                                      -----------
                                                      $ 6,591,846
                                                      ===========

    The following is a summary of cost and accumulated amortization on capitalized cooperage and equipment leases:

                                                              JUNE 30,
                                                      ------------------------
                                                         1999         2000
                                                      ----------   -----------
Cooperage...........................................  $6,941,040   $ 7,586,711
Equipment...........................................   2,947,970     2,768,060
Less accumulated amortization.......................    (834,567)   (1,303,406)
                                                      ----------   -----------
                                                      $9,054,443   $ 9,051,365
                                                      ==========   ===========

    Rent expense totaled $650,190, $903,874 and $890,310 for the years ended June 30, 1998, 1999 and 2000, respectively.

10.  BUSINESS SEGMENT INFORMATION

    Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement required that a public business enterprise report financial and descriptive information about its

                          GOLDEN STATE VINTNERS, INC.

10. BUSINESS SEGMENT INFORMATION (CONTINUED) reportable operating segments. Adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

    Segment information as of June 30, 1999 and 2000 and for the years ended June 30, 1998, 1999 and 2000 is as follows:

                                                                         YEAR ENDED JUNE 30,
                                                              -----------------------------------------
                                                                 1998           1999           2000
                                                              -----------   ------------   ------------
Revenues, net:
  Bulk wine.................................................  $58,928,186   $ 65,116,190   $ 55,832,192
  Wine grapes...............................................   22,817,043     13,260,863     10,616,502
  Case goods................................................   19,941,205     15,794,918     15,910,972
  Brandy....................................................   10,307,735     13,583,441     14,552,343
                                                              -----------   ------------   ------------
    Total revenues, net.....................................  111,994,169    107,755,412     96,912,009
Cost of Sales:
  Bulk wine.................................................   49,357,853     51,872,756     44,468,581
  Wine grapes...............................................   11,199,483      9,238,208     10,704,360
  Case goods................................................   14,783,877     12,433,359     14,572,716
  Brandy....................................................    8,343,062      9,838,537     11,099,376
                                                              -----------   ------------   ------------
    Total cost of sales.....................................   83,684,275     83,382,860     80,845,033
Gross Profit:
  Bulk wine.................................................    9,570,333     13,243,434     11,363,611
  Wine grapes...............................................   11,617,560      4,022,655        (87,858)
  Case goods................................................    5,157,328      3,361,559      1,338,256
  Brandy....................................................    1,964,673      3,744,904      3,452,967
                                                              -----------   ------------   ------------
    Total gross profit......................................  $28,309,894   $ 24,372,552   $ 16,066,976
                                                              ===========   ============   ============
Capital Expenditures:
  Bulk wine.................................................  $ 8,473,995   $  7,381,021   $  4,359,304
  Wine grapes...............................................    1,638,440      1,620,255        413,380
  Case goods................................................       86,814        742,397      2,019,138
  Brandy....................................................      272,704        808,403        721,432
  Corporate.................................................      789,365        987,015        101,171
                                                              -----------   ------------   ------------
    Total...................................................  $11,261,318   $ 11,539,061   $  7,614,425
                                                              ===========   ============   ============
Depreciation and amortization:
  Bulk wine.................................................  $ 2,006,217   $  3,008,156   $  4,471,833
  Wine grapes...............................................    1,223,898        680,068        550,883
  Case goods................................................       98,945        113,881        233,035

                          GOLDEN STATE VINTNERS, INC.

10.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                         YEAR ENDED JUNE 30,
                                                              -----------------------------------------
                                                                 1998           1999           2000
                                                              -----------   ------------   ------------
  Brandy....................................................      427,358        486,561        614,696
  Corporate.................................................      388,396        164,837        340,669
                                                              -----------   ------------   ------------
    Total...................................................  $ 4,144,814   $  4,453,503   $  6,211,116
                                                              ===========   ============   ============

                                                                        JUNE 30
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
Total Assets:
  Bulk wine.................................................  $ 61,737,483   $ 58,459,525
  Wine grapes...............................................    39,641,163     35,948,798
  Case goods................................................     9,840,071      9,950,461
  Brandy....................................................     7,763,168      8,554,474
  Corporate.................................................     9,537,927      3,829,547
                                                              ------------   ------------
    Total...................................................  $128,519,812   $116,742,805
                                                              ============   ============

11.  COMMITMENTS AND CONTINGENCIES

    GRAPE PURCHASE COMMITMENTS

    The Company enters into grape purchase and bulk wine sales contracts in the normal course of business. Contracted prices to be paid for grapes are fixed or fluctuate with prevailing market prices at the time of purchase based on contract terms. Bulk wine sales contracts are generally at fixed prices.

    EQUIPMENT AND COOPERAGE PURCHASE COMMITMENTS

    As of June 30, 2000, the Company had entered into contracts aggregating approximately $1,276,000 for the purchase of processing equipment and cooperage.

12.  RELATED PARTY TRANSACTIONS

    The Company has $423,392 of accrued interest payable to officers as of June 30, 2000.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows:

                                                                     YEAR ENDED JUNE 30,
                                                             ------------------------------------
                                                                1998         1999         2000
                                                             ----------   ----------   ----------
Interest paid..............................................  $6,271,616   $5,138,846   $4,143,279
Income taxes paid..........................................   4,728,372    3,700,000    1,400,000
Property acquired under capital lease......................   5,724,006    3,410,877       --
Tax benefit of stock option exercises......................     788,532       55,227       --
Conversion of junior preferred stock to common stock.......      --          733,831       --

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GOLDEN STATE VINTNERS, INC.

                                                       By:            /s/ BRIAN R. THOMPSON
                                                            -----------------------------------------
                                                                        Brian R. Thompson
                                                                     CHIEF FINANCIAL OFFICER
                                                                        September 28, 2000

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey B. O'Neill, Mark A. Larson, Brian R. Thompson and Jeffrey J. Brown, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
               /s/ JEFFREY B. O'NEILL                  Chief Executive Officer and
     -------------------------------------------       Director (Principal          September 28, 2000
                 Jeffrey B. O'Neill                    Executive Officer)

                 /s/ MARK A. LARSON
     -------------------------------------------       Chief Operating Officer and  September 28, 2000
                   Mark A. Larson                      President

                                                       Chief Financial Officer and
                /s/ BRIAN R. THOMPSON                  Secretary (Principal
     -------------------------------------------       Financial Officer and        September 28, 2000
                  Brian R. Thompson                    Accounting Officer)

                /s/ JEFFREY J. BROWN                   Chairman of the Board,
     -------------------------------------------       Assistant Secretary and      September 28, 2000
                  Jeffrey J. Brown                     Director

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
               /s/ NICHOLAS B. BINKLEY
     -------------------------------------------       Director                     September 28, 2000
                 Nicholas B. Binkley

                /s/ DOUGLAS R. WOLTER
     -------------------------------------------       Director                     September 28, 2000
                  Douglas R. Wolter

                  /s/ KEITH R. FOX
     -------------------------------------------       Director                     September 28, 2000
                    Keith R. Fox

                /s/ W. SCOTT HEDRICK
     -------------------------------------------       Director                     September 28, 2000
                  W. Scott Hedrick

                 /s/ PETER W. MULLIN
     -------------------------------------------       Director                     September 28, 2000
                   Peter W. Mullin

                 /s/ GREG J. FORREST
     -------------------------------------------       Director                     September 28, 2000
                   Greg J. Forrest

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY FINANCIAL SCHEDULE

To the Stockholders and Board of Directors of Golden State Vintners, Inc.

We have audited the consolidated financial statements of Golden State Vintners, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 2000, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 15, 2000. Such consolidated financial statements and report will be included in the 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the supplementary financial schedule listed in Item 14(a)(2). This consolidated supplementary financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Fresno, California
August 15, 2000

                                                                   ITEM 14(a)(2)

                          GOLDEN STATE VINTNERS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND                   END OF
                                                        YEAR        EXPENSES    DEDUCTIONS      YEAR
                                                    ------------   ----------   ----------   ----------

Year ended June 30, 1998:
  Allowance for uncollectible accounts............     $  100        $   90        $ (14)      $  176

Year ended June 30, 1999:
  Allowance for uncollectible accounts............        176         1,100           (4)       1,272

Year ended June 30, 2000:
  Allowance for uncollectible accounts............      1,272          (200)        (115)         957