Form 10-Q
period 2000-09-30
GOLDEN STATE VINTNERS INC
filed 2000-11-14
CIK 1059581

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-24651

                            ------------------------

                          GOLDEN STATE VINTNERS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      77-0412761
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        607 AIRPARK ROAD, NAPA, CALIFORNIA                    94558
     (Address of principal executive offices)               (Zip Code)

                                 (707) 254-4900
                        (Registrant's telephone number,
                              including area code)

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

    /X/ Yes      / / No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of November 13, 2000 was 4,342,528 and 5,155,733 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GOLDEN STATE VINTNERS, INC.
                               TABLE OF CONTENTS

ITEM NO.                                                        PAGE
--------                                                      --------
                    PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

        Consolidated Balance Sheets as of September 30, 2000
        and June 30, 2000...................................      3

        Consolidated Statements of Operations for the Three
        Months Ended September 30, 2000 and 1999............      4

        Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2000 and 1999............      5

        Notes to Consolidated Financial Statements..........      6

Item 2-- Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................      9

Item 3-- Quantitative and Qualitative Disclosures About
        Market Risk.........................................     11

                      PART II--OTHER INFORMATION

Item 5--Other Information...................................     18

Item 6--Exhibits and Reports on Form 8-K....................     18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN STATE VINTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                   2000          2000
                                                              --------------   --------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................     $     61      $     39
  Trade and other receivables--net..........................       14,539         7,441
  Inventories...............................................       36,926        22,070
  Refundable income taxes...................................        2,198         2,420
  Deferred income taxes.....................................          404            --
  Prepaid expenses and other current assets.................          300           755
                                                                 --------      --------
      Total current assets..................................       54,428        32,725
PROPERTY, PLANT AND EQUIPMENT--Net..........................       84,864        83,688
OTHER ASSETS................................................          307           330
                                                                 --------      --------
TOTAL ASSETS................................................     $139,599      $116,743
                                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit.......................................     $  6,400      $     --
  Cash overdraft............................................        2,690            --
  Accounts payable..........................................        5,301         2,964
  Grower payable............................................       11,422           360
  Payroll and related liabilities...........................        1,132           961
  Accrued interest..........................................          659           823
  Other accrued liabilities.................................          862           617
  Deferred income taxes.....................................           --            95
  Current portion of long-term debt.........................        3,298         3,256
                                                                 --------      --------
      Total current liabilities.............................       31,764         9,076
LONG-TERM DEBT..............................................       35,125        36,102
DEFERRED INCOME TAXES.......................................       11,961        11,359
STOCKHOLDERS' EQUITY:
  Class A common stock, par value $.01; 6,000,000 shares
    authorized; 4,342,528 shares issued and outstanding at
    September 30, 2000 and at June 30, 2000, respectively...           44            44
  Class B common stock, par value $.01; 54,000,000 shares
    authorized; 5,155,733 shares issued and outstanding at
    September 30, 2000 and at June 30, 2000, respectively...           51            51
  Paid-in capital...........................................       44,837        44,837
  Retained earnings.........................................       15,817        15,274
                                                                 --------      --------
      Total stockholders' equity............................       60,749        60,206
                                                                 --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $139,599      $116,743
                                                                 ========      ========

          See accompanying notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REVENUES:
  Bulk wine and juice.......................................  $ 8,423    $ 5,259
  Wine grapes...............................................    5,219      6,211
  Case goods................................................    4,069      4,579
  Brandy and spirits........................................    1,157        307
                                                              -------    -------
      Total revenues........................................   18,868     16,356
COST OF SALES...............................................   15,151     13,273
                                                              -------    -------
GROSS PROFIT................................................    3,717      3,083
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES...................................    2,012      1,509
                                                              -------    -------
INCOME FROM OPERATIONS......................................    1,705      1,574
INTEREST EXPENSE............................................      854      1,007
OTHER EXPENSE (INCOME)......................................      (17)        28
                                                              -------    -------
INCOME BEFORE INCOME TAXES..................................      868        539
INCOME TAXES................................................      325        208
                                                              -------    -------
NET INCOME..................................................  $   543    $   331
                                                              =======    =======
EARNINGS PER COMMON SHARE:
  BASIC.....................................................  $  0.06    $  0.03
                                                              =======    =======
  DILUTED...................................................  $  0.06    $  0.03
                                                              =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC.....................................................    9,498      9,498
                                                              =======    =======
  DILUTED...................................................    9,638      9,603
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
  Net income................................................  $    543   $    331
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,906      1,195
    Loss on disposal of assets..............................        --         20
    Deferred income taxes...................................       103        208
    Changes in assets and liabilities:
      Trade and other receivables...........................    (7,098)    (4,309)
      Inventories...........................................   (15,096)   (15,383)
      Prepaid expenses and other current assets.............       455        146
      Accounts payable......................................     2,337     (1,243)
      Grower payable........................................    11,062     15,699
      Payroll and related liabilities.......................       171        (89)
      Other accrued liabilities.............................       245        209
      Accrued interest......................................      (164)      (165)
      Income taxes refundable/payable.......................       222         --
                                                              --------   --------
          Net cash used in operating activities.............    (5,314)    (3,381)

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (2,811)    (3,543)
  Change in deposits........................................         8         --
                                                              --------   --------
          Net cash used in investing activities.............    (2,803)    (3,543)

FINANCING ACTIVITIES:
  Borrowings on line of credit..............................     9,200      7,300
  Payments on line of credit................................    (2,800)    (1,500)
  Change in cash overdraft..................................     2,690      2,024
  Repayments of long-term debt..............................      (951)      (879)
                                                              --------   --------
          Net cash provided by financing activities.........     8,139      6,945
                                                              --------   --------
INCREASE IN CASH AND EQUIVALENTS............................        22         21
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...................        39         30
                                                              --------   --------
CASH AND EQUIVALENTS, END OF PERIOD.........................  $     61   $     51
                                                              ========   ========
OTHER CASH FLOW INFORMATION:
  Interest paid.............................................  $  1,014   $  1,265
                                                              ========   ========
  Income taxes paid.........................................  $     --   $     --
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2000 and its results of operations and its cash flows for the three month periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2000, on file at the Securities and Exchange Commission. The Company's results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2--INVENTORIES:

    Inventories consist of the following (in thousands):

                                                        SEPTEMBER 30,   JUNE 30,
                                                            2000          2000
                                                        -------------   --------
Bulk wine.............................................     $27,130      $ 9,379
Cased and bottled wine................................       3,585        2,510
Brandy................................................       3,077        1,276
Juice, supplies and other.............................       1,762        1,355
Unharvested crop costs................................       1,372        7,550
                                                           -------      -------
  Total...............................................     $36,926      $22,070
                                                           =======      =======

NOTE 3--NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value and provides hedge accounting when certain conditions are met. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to address several issues causing implementation difficulties for entities in the application of SFAS No. 133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on July 1, 2000. Adoption of this standard had no material impact on the Company's consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB) 101), "Revenue Recognition in Financial Statements," which clarifies the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of this standard had no material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4--BUSINESS SEGMENT INFORMATION

    The Company's senior management evaluates performance based on gross profit of the following four segments: bulk wine, wine grapes, case goods and brandy. The bulk wine segment includes the production and sale of bulk wine, the provision of custom crushing services, the storage of bulk wine in tanks and

                          GOLDEN STATE VINTNERS, INC.

NOTE 4--BUSINESS SEGMENT INFORMATION (CONTINUED) barrels and the delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes the production of proprietary and private label bottled wine and wine-related beverages and the provision of custom bottling and storage services. The Company's brandy segment includes the production of brandy and spirits and the provision of brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

    Segment information as of September 30, 2000 and June 30, 2000 and for the three month periods ended September 30, 2000 and 1999 is as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Revenues, net:
  Bulk wine...............................................  $ 8,423    $ 5,259
  Wine grapes.............................................    5,219      6,211
  Case goods..............................................    4,069      4,579
  Brandy..................................................    1,157        307
                                                            -------    -------
    Total revenues, net...................................   18,868     16,356
Cost of Sales:
  Bulk wine...............................................    6,790      4,301
  Wine grapes.............................................    4,116      5,126
  Case goods..............................................    3,421      3,700
  Brandy..................................................      824        146
                                                            -------    -------
    Total cost of sales...................................   15,151     13,273
Gross Profit:
  Bulk wine...............................................    1,633        958
  Wine grapes.............................................    1,103      1,085
  Case goods..............................................      648        879
  Brandy..................................................      333        161
                                                            -------    -------
    Total gross profit....................................  $ 3,717    $ 3,083
                                                            =======    =======
Capital Expenditures:
  Bulk wine...............................................  $   784    $ 2,014
  Wine grapes.............................................       21        198
  Case goods..............................................    1,040        767
  Brandy..................................................      119        553
  Corporate...............................................      847         11
                                                            -------    -------
    Total.................................................  $ 2,811    $ 3,543
                                                            =======    =======

                          GOLDEN STATE VINTNERS, INC.

NOTE 4--BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Depreciation and amortization:
  Bulk wine...............................................  $ 1,291    $   535
  Wine grapes.............................................      385        515
  Case goods..............................................      104         41
  Brandy..................................................       54         21
  Corporate...............................................       72         83
                                                            -------    -------
    Total.................................................  $ 1,906    $ 1,195
                                                            =======    =======

                                                       SEPTEMBER 30,    JUNE 30,
                                                            2000          2000
                                                       --------------   --------
Total Assets:
  Bulk wine..........................................     $ 76,438      $ 58,460
  Wine grapes........................................       32,684        35,949
  Case goods.........................................       14,293         9,950
  Brandy.............................................       11,226         8,554
  Corporate..........................................        4,958         3,830
                                                          --------      --------
    Total............................................     $139,599      $116,743
                                                          ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations of Golden State Vintners, Inc. (the "Company" or "GSV") contains "Forward-Looking Statements," as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. The Company's results may differ materially from those anticipated in such Forward-Looking Statements as a result of a number of factors, including without limitation, (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for the Company's wines;
(ii) competition from various domestic and foreign wine producers which could affect the Company's ability to sustain volume and revenue growth;
(iii) interest rates and other business and economic conditions which could increase significantly the costs and risks of projected capital spending; and
(iv) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes produced by the Company. Each of these factors, and other risks pertaining to the Company, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The Company undertakes no obligation to publicly update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

    SEASONALITY AND QUARTERLY RESULTS

    The Company has experienced and expects to continue to experience seasonal and quarterly fluctuations in its revenues. Because of the inherent seasonality of its operations, the Company has historically reported its highest revenues and net income in its second fiscal quarter as the Company sells most of its bulk wine in its second quarter, immediately after crush, and performs many of its wine processing services in the first and second quarters. As a result, the Company typically reports lower revenues and net income (loss) in the third and fourth fiscal quarters.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUES

    Total revenues for the first quarter of fiscal 2001 were $18.9 million, an increase of $2.5 million or 15.2%, as compared to revenues of $16.4 million for the first quarter of fiscal 2000. The overall increase in revenues is due to increases in bulk wine and brandy revenues partially offset by decreased wine grapes and case goods revenues.

    BULK WINE AND RELATED SERVICES. For the first quarter of fiscal 2001, revenues from bulk wine and related services were $8.4 million, an increase of $3.1 million or 58.5%, compared to revenues of $5.3 million in the first quarter of fiscal 2000. The period to period increase was a result of earlier processing of custom processed grapes due to an earlier harvest than the prior period and a higher volume of wine sales of previous vintages.

    WINE GRAPES. In the first quarter of fiscal 2001, revenues from grape sales were $5.2 million, a decrease of $1.0 million or 16.1%, compared to revenues of $6.2 million in the first quarter of fiscal 2001. Wine grape revenues consist of revenues from grapes grown on the Company's vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes." Company grown grape tons delivered to customers increased, however, the price per ton decreased resulting in a moderate increase in revenues from Company grown grapes. Resold grape revenue decreased to $1.0 million from $2.1 million for fiscal 2001 and 2000, respectively.

    CASE GOODS AND RELATED SERVICES. For the first quarter of fiscal 2001, revenues from case goods and related services were $4.1 million, a decrease of $.5 million or 10.9%, compared to revenues of $4.6 million in the first quarter of fiscal 2000. The period to period decrease in case goods and related services revenues was primarily due to decreased private label case goods sales.

    BRANDY. For the first quarter of fiscal 2001, revenues from the sale of brandy and grape spirits were $1.2 million, an increase of $.9 million or 300.0%, compared to revenues of $.3 million in the first quarter of fiscal 2000. The period to period increase in brandy revenue was due to earlier production of brandy resulting from an earlier harvest.

    COST OF SALES.

    For the first quarter of fiscal 2001, total cost of sales was $15.2 million, an increase of $1.9 million or 14.3%, from $13.3 million in the first quarter of fiscal 2000. As a percentage of revenues, cost of sales for the first quarter of fiscal 2001 was 80.3%, a decrease from 81.2% in the first quarter of fiscal 2000. The decrease in cost of sales on a percentage of revenue basis was primarily as a result of higher margins on bulk wine sales favorably impacted by management's estimate of its LIFO reserve.

    GROSS PROFIT

    In the first quarter of fiscal 2001, the Company realized gross profit of $3.7 million, an increase of $.6 million or 19.4%, compared to $3.1 million in the first quarter of fiscal 2000. As a percentage of revenues, gross profit for the first quarter of fiscal 2001 was 19.7%, an increase from 18.8% in the first quarter of fiscal 2000, for reasons discussed above under "Cost of Sales."

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the first quarter of fiscal 2001, selling, general and administrative expenses were $2.0 million, an increase of $.5 million or 33.3%, from $1.5 million in the first quarter of fiscal 2000 as a result of increased professional expenses.

    INTEREST EXPENSE

    For the first quarter of fiscal 2001, interest expense was $.9 million, a decrease of $.1 million or 10.0%, as compared to interest expense of $1.0 million in the first quarter of fiscal 2000. The period to period decline is due to reduced borrowings on the Company's line of credit.

    NET INCOME

    For the first quarter of fiscal 2001, net income was $.5 million, an increase of $.2 million or 66.7%, compared to net income of $.3 million in the first quarter of fiscal 2000. Net income for the first quarter of fiscal 2001 was impacted by factors covered above.

    EARNINGS PER SHARE

    For the first quarter of fiscal 2001, the basic earnings per share was $.06 compared to basic earnings per share of $.03 for the first quarter of fiscal 2000. Net income available to shareholders for the first quarter of fiscal 2001 was a result of increased net income.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position at September 30, 2000 was $22.1 million, compared to $23.6 million at June 30, 2000. The decrease in working capital is due to cash expenditures for fixed assets. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances at September 30, 2000 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. The revolving line of credit balance was $6.4 million at September 30, 2000, with no outstanding balance at June 30, 2000. Unused availability under the line of credit was $21.6 million at September 30, 2000.

    Net cash used in operating activities for the first quarter of fiscal 2001 was $5.3 million, compared to net cash used in operations of $3.4 million for the first quarter of fiscal 2000. The increase in cash used in operations resulted from increased receivables and seasonal requirements due to the earlier harvest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no market risk sensitive trading instruments. All Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at September 30, 2000, and estimates the balances of such debt in future periods ($ millions):

                                                  SEPT. 30,                            JUNE 30,
                                                  ---------      ----------------------------------------------------
                                                    2000           2001       2002       2003       2004       2005
                                                  ---------      --------   --------   --------   --------   --------
Bank line of credit:
  Average Outstanding*..........................    $ 1.7         $ 5.0      $ 5.0      $ 5.0      $ 5.0      $ 5.0
  Weighted average rate for year................      8.3%(1)       7.5%       7.5%       7.5%       7.5%       7.5%

Long-term Debt:
  Fixed Rate:
    Average Outstanding.........................    $38.9         $37.9      $34.8      $30.9      $26.6      $22.7
    Weighted average rate for year..............      8.7%          8.8%       8.8%       8.5%       8.7%       8.8%

------------------------

* Based on current anticipated cash flow, the Company believes that its bank line of credit will be periodically used to fund operations in the Company's peak season.

(1) First quarter borrowings were at higher interest rates than anticipated for the full fiscal year due to seasonal short-term, higher rate borrowing requirements.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For the quarter ended September 30, 2000, the average outstanding balance under this line was approximately $1.7 million, with a weighted average interest rate of approximately 8.3%.

    At September 30, 2000, the balance on the Company's fixed rate long-term debt was $38.4 million and carried a weighted average interest rate of approximately 8.7%. The weighted average interest rate for the three months ended September 30, 2000 for all Company debt was approximately 8.7%.

    For strategic reasons, the Company enters into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and the corresponding amendments under SFAS 138, these contracts qualify as normal sales and purchases contracts, under which the Company expects to take physical delivery. Of the Company's four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most Company products is wine grapes. The Company enters into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contain annual harvest market price adjustment clauses, against individual harvest year minimum pricing. For fiscal 2000, or the 1999 harvest year, approximately .4% of the Company's total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest. The Company may experience similar grape price adjustments during the 2001 fiscal year, with respect to the 2000 harvest year, which adjustments management does not believe will be material. The Company's annual operating budget anticipates these wine grape price adjustments, based on management's knowledge of movements in anticipated wine grape supply and quality during each harvest year's wine grape crop maturation.

    The Company's annual wine and brandy production is substantially committed under sales contracts prior to harvest and production. The Company intentionally maintains uncommitted product inventory to meet customer demand. At June 30, 2000, the Company's reported inventory value of bulk wine and brandy was $10.6 million, of which approximately $4.5 million, or 43%, is committed to sales contracts. Uncommitted inventory of approximately $6.1 million, or 57% is reserved for future case goods sales and for spot market bulk wine sales. The Company generally matches preproduction contractual sales with contracted material supply agreements and will continue to maintain certain uncommitted inventory.

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

CONCENTRATION OF CUSTOMERS

    Due to the seasonality of the Company's operations, sales data is compared on an annual basis. During fiscal 2000, five of the Company's customers accounted for approximately 41% of the Company's revenues, with Heaven Hill and Canandaigua Wine Company accounting for approximately 15% and 8%, respectively. While some of the Company's largest customers have entered into some form of long-term contract with the Company, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business the Company is currently conducting with such customers will continue at such levels. The loss of any one of the Company's major customers or a significant reduction in the volume of their business with the Company could have a material adverse effect on GSV's business, financial condition and results of operations.

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

                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    The Company anticipates filed a proxy statement relating to the 2000 Annual Meeting of Stockholders with the Securities and Exchange Commission on September 28, 2000. The 2000 Annual Meeting of Stockholders is scheduled for November 15, 2000 at 9:00 a.m. at the Company's offices.

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

                                               Golden State Vintners, Inc.
                                                       (Registrant)

                                                                        /S/ BRIAN R. THOMPSON
          November 14, 2000                                  -------------------------------------------
    ----------------------------                                          Brian R. Thompson
                Date                                                   CHIEF FINANCIAL OFFICER