Form 10-Q
period 2000-12-31
GOLDEN STATE VINTNERS INC
filed 2001-02-13
CIK 1059581

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

    /X/ Yes      / / No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of February 12, 2001 was 4,342,528 and 5,174,043 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GOLDEN STATE VINTNERS, INC.
                               TABLE OF CONTENTS

ITEM NO.                                                        PAGE
--------                                                      --------
                    PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

        Condensed Consolidated Balance Sheets as of
        December 31, 2000 and June 30, 2000.................      3

        Condensed Consolidated Statements of Operations for
        the Three and Six Months Ended December 31, 2000 and
        1999................................................      4

        Condensed Consolidated Statements of Cash Flows for
        the Six Months Ended December 31, 2000 and 1999.....      5

        Notes to Condensed Consolidated Financial
        Statements..........................................      6

Item 2-- Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     10

Item 3-- Quantitative and Qualitative Disclosures About
        Market Risk.........................................     14

                      PART II--OTHER INFORMATION

Item 5--Other Information...................................     20

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN STATE VINTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2000
                                                              -------------   --------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................    $  2,548      $     39
  Trade and other receivables--net..........................      24,324         7,441
  Inventories...............................................      23,516        22,070
  Refundable income taxes...................................         701         2,420
  Deferred income taxes.....................................           6            --
  Prepaid expenses and other current assets.................         387           755
                                                                --------      --------
      Total current assets..................................      51,482        32,725
PROPERTY, PLANT AND EQUIPMENT--Net..........................      88,082        83,688
OTHER ASSETS................................................         291           330
                                                                --------      --------
TOTAL ASSETS................................................    $139,855      $116,743
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit.......................................    $ 11,000      $     --
  Accounts payable..........................................       5,817         2,964
  Grower payable............................................       3,750           360
  Payroll and related liabilities...........................       1,476           961
  Accrued interest..........................................         774           823
  Other accrued liabilities.................................         284           617
  Deferred income taxes.....................................          --            95
  Current portion of long-term debt.........................       3,362         3,256
                                                                --------      --------
      Total current liabilities.............................      26,463         9,076
LONG-TERM DEBT..............................................      34,331        36,102
DEFERRED INCOME TAXES.......................................      13,519        11,359
STOCKHOLDERS' EQUITY:
  Class A common stock, par value $.01; 6,000,000 shares
    authorized; 4,342,528 shares issued and outstanding at
    December 31, 2000 and at June 30, 2000, respectively....          44            44
  Class B common stock, par value $.01; 54,000,000 shares
    authorized; 5,158,143 shares issued at December 31, 2000
    and 5,155,733 shares issued and outstanding at June 30,
    2000....................................................          51            51
  Paid-in capital...........................................      44,854        44,837
  Retained earnings.........................................      20,675        15,274
                                                                --------      --------
    Total common stock, paid-in capital and retained
      earnings..............................................      65,624        60,206
  Treasury stock (11,884 shares)............................         (82)           --
                                                                --------      --------
      Total stockholders' equity............................      65,542        60,206
                                                                --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $139,855      $116,743
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             DECEMBER 31,          DECEMBER 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
REVENUES:
  Bulk wine and juice...................................  $28,365    $31,547    $36,788    $36,806
  Wine grapes...........................................    1,300      4,407      6,519     10,618
  Case goods............................................    4,133      4,055      8,202      8,634
  Brandy and spirits....................................   11,152     13,596     12,309     13,903
                                                          -------    -------    -------    -------
      Total revenues....................................   44,950     53,605     63,818     69,961
COST OF SALES...........................................   33,894     43,053     49,045     56,326
                                                          -------    -------    -------    -------
GROSS PROFIT............................................   11,056     10,552     14,773     13,635
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES...............................    2,308      1,616      4,320      3,125
                                                          -------    -------    -------    -------
INCOME FROM OPERATIONS..................................    8,748      8,936     10,453     10,510
INTEREST EXPENSE........................................    1,031      1,090      1,885      2,097
OTHER EXPENSE...........................................      106         (3)        89         25
                                                          -------    -------    -------    -------
INCOME BEFORE INCOME TAXES..............................    7,611      7,849      8,479      8,388
INCOME TAXES............................................    2,753      3,030      3,078      3,238
                                                          -------    -------    -------    -------
NET INCOME..............................................  $ 4,858    $ 4,819    $ 5,401    $ 5,150
                                                          =======    =======    =======    =======
EARNINGS PER COMMON SHARE:
  BASIC.................................................  $  0.51    $  0.51    $  0.57    $  0.54
                                                          =======    =======    =======    =======
  DILUTED...............................................  $  0.49    $  0.51    $  0.55    $  0.54
                                                          =======    =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC.................................................    9,498      9,498      9,498      9,498
                                                          =======    =======    =======    =======
  DILUTED...............................................    9,838      9,509      9,748      9,546
                                                          =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
  Net income................................................  $  5,401   $  5,150
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     4,656      4,520
    Change in allowance for doubtful accounts...............        --       (200)
    Loss on disposal of assets..............................       153         26
    Employee stock award....................................        17         --
    Deferred income taxes...................................     2,059      1,329
    Changes in assets and liabilities:
      Trade and other receivables...........................   (16,883)    (7,987)
      Inventories...........................................    (2,722)       258
      Prepaid expenses and other current assets.............       368         44
      Accounts payable......................................     2,853     (1,361)
      Grower payable........................................     3,390      7,549
      Payroll and related liabilities.......................       515       (100)
      Other accrued liabilities.............................      (333)        16
      Accrued interest......................................       (49)      (120)
      Income taxes refundable/payable.......................     1,719      3,909
                                                              --------   --------
          Net cash provided by operating activities.........     1,144     13,033

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (7,864)    (4,935)
  Refund of deposits........................................         8         --
                                                              --------   --------
          Net cash used in investing activities.............    (7,856)    (4,935)

FINANCING ACTIVITIES:
  Borrowings on line of credit..............................    21,100     19,400
  Payments on line of credit................................   (10,100)   (25,600)
  Change in cash overdraft..................................        --       (363)
  Repayments of long-term debt..............................    (1,697)    (1,516)
  Treasury stock purchases..................................       (82)        --
                                                              --------   --------
          Net cash provided by (used in) financing
            activities......................................     9,221     (8,079)
                                                              --------   --------
INCREASE IN CASH AND EQUIVALENTS............................     2,509         19
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...................        39         30
                                                              --------   --------
CASH AND EQUIVALENTS, END OF PERIOD.........................  $  2,548   $     49
                                                              ========   ========
OTHER CASH FLOW INFORMATION:
  Interest paid.............................................  $  1,898   $  2,379
                                                              ========   ========
  Income taxes paid (refunded)..............................  $   (700)  $ (2,000)
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2000 and its results of operations and its cash flows for the three and six month periods ended December 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2000, on file at the Securities and Exchange Commission. The Company's results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2--INVENTORIES:

    Inventories consist of the following (in thousands):

                                                        DECEMBER 31,    JUNE 30,
                                                            2000          2000
                                                        -------------   --------
Bulk wine.............................................     $16,215      $ 9,379
Cased and bottled wine................................       2,705        2,510
Brandy................................................       1,145        1,276
Juice, supplies and other.............................       1,625        1,355
Unharvested crop costs................................       1,826        7,550
                                                           -------      -------
  Total...............................................     $23,516      $22,070
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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB) 101), "Revenue Recognition in Financial Statements," which clarifies the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted this standard effective July 1, 2000. The adoption of this standard had no material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4--TREASURY STOCK

    On November 8, 2000, the Board of Directors of the Company approved the purchase of up to 1,000,000 shares of its outstanding Class B Common Stock. Through December 31, 2000, the Company had purchased 11,884 shares for approximately $82,000. There have not been any additional purchases since that date.

                          GOLDEN STATE VINTNERS, INC.

NOTE 5--BUSINESS SEGMENT INFORMATION

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

                          GOLDEN STATE VINTNERS, INC.

NOTE 5--BUSINESS SEGMENT INFORMATION (CONTINUED)
    Segment information as of December 31 and June 30, 2000 and for the three and six month periods ended December 31, 2000 and 1999 is as follows (in thousands):

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             DECEMBER 31,          DECEMBER 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenues, net:
  Bulk wine.............................................  $28,365    $31,547    $36,788    $36,806
  Wine grapes...........................................    1,300      4,407      6,519     10,618
  Case goods............................................    4,133      4,055      8,202      8,634
  Brandy................................................   11,152     13,596     12,309     13,903
                                                          -------    -------    -------    -------
    Total revenues, net.................................   44,950     53,605     63,818     69,961

Cost of Sales:
  Bulk wine.............................................   18,775     25,060     25,565     29,360
  Wine grapes...........................................    1,492      3,773      5,608      8,899
  Case goods............................................    4,537      3,511      7,958      7,212
  Brandy................................................    9,090     10,709      9,914     10,855
                                                          -------    -------    -------    -------
    Total cost of sales.................................   33,894     43,053     49,045     56,326

Gross Profit:
  Bulk wine.............................................    9,590      6,487     11,223      7,446
  Wine grapes...........................................     (192)       634        911      1,719
  Case goods............................................     (404)       544        244      1,422
  Brandy................................................    2,062      2,887      2,395      3,048
                                                          -------    -------    -------    -------
    Total gross profit..................................  $11,056    $10,552    $14,773    $13,635
                                                          =======    =======    =======    =======
Capital Expenditures:
  Bulk wine.............................................  $   358    $   497    $ 1,142    $ 2,511
  Wine grapes...........................................       38         54         59        252
  Case goods............................................    2,058        804      3,098      1,571
  Brandy................................................       73         21        192        574
  Corporate.............................................    2,526         15      3,373         27
                                                          -------    -------    -------    -------
    Total...............................................  $ 5,053    $ 1,391    $ 7,864    $ 4,935
                                                          =======    =======    =======    =======
Depreciation and amortization:
  Bulk wine.............................................  $ 2,108    $ 2,609    $ 3,399    $ 3,143
  Wine grapes...........................................       25         36        410        551
  Case goods............................................      104         41        208         82
  Brandy................................................      434        549        488        571
  Corporate.............................................       79         90        151        173
                                                          -------    -------    -------    -------
    Total...............................................  $ 2,750    $ 3,325    $ 4,656    $ 4,520
                                                          =======    =======    =======    =======

                          GOLDEN STATE VINTNERS, INC.

NOTE 5--BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                        DECEMBER 31,   JUNE 30,
                                                            2000         2000
                                                        ------------   --------
Total Assets:
  Bulk wine...........................................    $ 76,087     $ 58,460
  Wine grapes.........................................      29,536       35,949
  Case goods..........................................      15,099        9,950
  Brandy..............................................      11,054        8,554
  Corporate...........................................       8,079        3,830
                                                          --------     --------
    Total.............................................    $139,855     $116,743
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

    THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

    REVENUES

    Total revenues for the second quarter of fiscal 2001 were $45.0 million, a decrease of $8.6 million or 16.0%, as compared to revenues of $53.6 million for the second quarter of fiscal 2000. The decrease in revenues was experienced in the bulk wine, brandy, and grape segments. Lower revenues in bulk wine resulted principally from lower unit prices partially offset by an increase in volume due to the earlier harvest. Brandy revenue decline for the comparative periods was the result of lower unit pricing. The decline in grape revenues is attributed to the planned lower volume of sales and lower unit pricing.

    BULK WINE AND RELATED SERVICES. For the second quarter of fiscal 2001, revenues from bulk wine and related services were $28.4 million, a decrease of $3.1 million or 9.8%, compared to revenues of $31.5 million in the second quarter of fiscal year 2000. The period to period decrease resulted primarily from lower unit pricing on bulk wine sales during fiscal 2001 offset partially by increased volumes which resulted from the earlier harvest, and increased processing revenues.

    WINE GRAPES. In the second quarter of fiscal 2001, revenues from grape sales were $1.3 million, a decrease of $3.1 million or 70.5%, compared to revenues of $4.4 million for the second quarter of fiscal 2000. Wine grape revenues includes sales of grapes grown on the Company's vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes." Company grown grapes delivered to customers decreased approximately 5,600 tons (or $1.0 million in revenues) from approximately 7,000 tons to 1,400 tons in the second quarter of 2001 compared to the second fiscal quarter 2000 primarily as a result of the Company's continued restructuring of grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy. Resold grape revenues decreased to $1.0 million from $3.1 million dollars for the second quarters of fiscal year 2001 and 2000 respectively.

    CASE GOODS AND RELATED SERVICES. For the second quarter of fiscal 2001, revenues from case goods and related services were $4.1 million, consistent with revenues of $4.1 million for the second quarter of fiscal 2000.

    BRANDY. For the second quarter of fiscal 2001, revenues from the sale of brandy and grape spirits were $11.2 million, a decrease of $2.4 million or 17.6%, as compared to revenues of $13.6 million in the second quarter of fiscal 2000. The period to period decrease in brandy revenues was due in part to timing of production from an earlier harvest and related brandy production experienced in fiscal 2001 as well as to lower overall grape costs for brandy production. Additionally, the decrease in brandy revenues is due to lower unit pricing stemming from the brandy production contractual pricing mechanism related to the lower cost of brandy grapes used in production in fiscal 2001.

    COST OF SALES

    For the second quarter of fiscal 2001, total cost of sales were $33.9 million, a decrease of $9.2 million or 21.3%, from $43.1 million in the second quarter of fiscal 2000. As a percentage of revenues, cost of sales for the second quarter of fiscal 2001 was 76.0%, a decrease from 80.3% in the second quarter of fiscal 2000. The decrease in cost of sales as a percentage of revenue was primarily a result of higher margins on bulk wine sales favorably impacted by significantly lower grape costs which, because the Company follows the LIFO method of inventory results in lower cost of sales, partially offset by lower unit pricing received from customers.

    For the second quarter of fiscal 2001 the Company's benefit to cost of sales from LIFO was approximately $1.4 million, primarily associated with the bulk wine segment. Case goods cost of sales were negatively impacted in the second quarter of fiscal 2001 by additional costs and lower volumes associated with integrating new bottling business activity into the Company's historical bottling programs, and by write-offs of certain dry goods and packaged products. Management believes case goods cost of sales will improve in future periods.

    GROSS PROFIT

    In the second quarter of fiscal 2001, the Company realized gross profit of $11.1 million, an increase of $.5 million, or .5%, as compared to $10.6 million in the second quarter of fiscal 2000. As a percentage of revenues, gross profit for the second quarter of fiscal 2001 was 24.6%, an increase from 19.7% in the second quarter of fiscal 2000, for reasons discussed above under "Cost of Sales."

    SELLING, GENERAL AND ADMINISTRATIVE

    For the second quarter of fiscal 2001, selling, general and administrative expenses were $2.3 million, an increase of $.7 million or 43.8%, from $1.6 million in the second quarter of fiscal 2000 as a result of increased professional services, and increased Company overhead as the management team is expanded and strengthened.

    INTEREST EXPENSE

    For the second quarter of fiscal 2001, interest expense was $1.0 million, a decrease of $.1 million or 9.1%, as compared to $1.1 million in the second quarter of fiscal 2000. The period to period reduction in interest expense was due to decreased average borrowings on the Company's line of credit.

    NET INCOME

    For the second quarter of fiscal 2001, net income was $4.9 million, an increase of $.1 million or 2.1%, as compared to net income of $4.8 million in the second quarter of fiscal 2000. Net income in the second quarter of fiscal 2001 was impacted by factors discussed above.

    EARNINGS PER SHARE

    For the second quarter of fiscal 2001, the diluted earnings per share was $.49 compared to diluted earnings per share of $.51 for the second quarter of fiscal 2000. The decrease in period-to-period earnings per share is a result of reduced net income.

    SIX MONTHS ENDED DECEMBER 31, 2000

    REVENUES

    Total revenues for the first six months of fiscal 2001 were $63.8 million, a decrease of $6.2 million or 8.9%, as compared to revenues of $70.0 million in the first six months of fiscal 2000. The overall decrease in revenues was primarily due to decreased wine grape sales resulting from the planned reduction in sales of Company grown grapes and from decreased volume of "resold grapes," both at lower prices as compared to the prior year. Additionally lower unit pricing on brandy in fiscal 2001 contributed to the lower revenues experienced in the first six months of fiscal 2001.

    BULK WINE AND RELATED SERVICES. For the first six months of fiscal 2001, revenues from bulk wine and related services were $36.8 million consistent with revenues of $36.8 million during the first six months of fiscal 2000. Increased custom processing volumes and bulk wine volumes were offset by overall lower unit pricing on bulk wine sales during fiscal 2001.

    WINE GRAPES. In the first six months of fiscal 2001, revenues from wine grape sales were $6.5 million, a decrease of $4.1 million or 38.7%, as compared to revenues of $10.6 million for the first six months of fiscal 2000. Wine grape revenues include sales of grapes grown on the Company's vineyards and grapes purchased from outside growers and resold to various third parties or "resold grapes." Revenues from Company grown grapes decreased approximately $.8 million or 14.8% from approximately $5.4 million for the first six months of fiscal year 2000 to $4.6 million for the first six months of fiscal 2001, consistent with the Company's plan to use more Company grown grapes in its operations. The decrease in revenues is primarily due to lower unit prices realized in fiscal 2001. Resold grape revenue decreased to $2.0 million from $5.2 million for the first six months of fiscal 2001 and 2000, respectively. The decline in resold grape revenue results from lower volume and lower unit pricing realized in fiscal 2001.

    CASE GOODS AND RELATED SERVICES. For the first six months of fiscal 2001, revenues from case goods and related services were $8.2 million, a decrease of $.4 million or 4.7%, as compared to revenues of $8.6 million for the first six months of fiscal 2000. The period to period decrease in case goods and related services revenues was primarily due to a decline in custom related services.

    BRANDY. For the first six months of fiscal 2001, revenues from the sale of brandy and grape spirits were $12.3 million, a decrease of $1.6 million or 11.5%, as compared to revenues of $13.9 million in the first six months of fiscal 2000. The decrease in brandy revenues in fiscal 2001 is primarily due to lower unit pricing stemming from the brandy production contractual pricing mechanism related to the lower cost of brandy grapes used in production in fiscal 2001.

    COST OF SALES.

    For the first six months of fiscal 2001, total cost of sales were $49.0 million, a decrease of $7.3 million or 13.0%, from $56.3 million in the first six months of fiscal 2000. As a percentage of revenues, cost of sales for the first six months of fiscal 2001 was 77.3%, a decrease from 80.5% in the first six months of fiscal 2000. The decrease in cost of sales on a percentage of revenue basis was primarily the result of higher margins on bulk wine sales favorably impacted by management's estimate of its LIFO reserve and lower grape costs which were partially offset by lower unit pricing. For the first six months of fiscal 2001, the

Company's benefit to cost of sales from LIFO was approximately $1.7 million, primarily associated with the bulk wine segment. Case goods cost of sales were negatively impacted as discussed under "Cost of Sales" for the "Three Months Ended December 31," above.

    GROSS PROFIT

    In the first six months of fiscal 2001, the Company realized gross profit of $14.8 million, an increase of $1.2 million or 8.8%, as compared to $13.6 million for the first six months of fiscal 2000. As a percentage of revenues, gross profit for the first six months of fiscal 2001 was 23.1%, an increase from 19.5% for the first six months of fiscal 2000. The Company's gross profit and gross margin for the first six months of fiscal 2001 were the result of items discussed above under "Cost of Sales."

    SELLING, GENERAL AND ADMINISTRATIVE

    For the first six months of fiscal 2001, selling, general and administrative expenses were $4.3 million, an increase of $1.2 million or 38.7% from $3.1 million for the first six months of fiscal 2000 primarily due to increased professional services expenses and increased payroll and related expenses consistent with the Company's goal to strengthen and enhance its management team.

    INTEREST EXPENSE

    For the first six months of fiscal 2001, interest expense was $1.9 million, a decrease of $.2 million or 9.5%, as compared to $2.1 million in the first six months of fiscal 2000. The period to period decline is primarily due to decreased borrowings on the Company's line of credit.

    NET INCOME

    For the first six months of fiscal 2001, net income was $5.4 million, an increase of $.2 million or 3.8%, as compared to net income of $5.2 million in the first six months of fiscal 2000. Net income was impacted by factors discussed above.

    EARNINGS PER SHARE

    For the first six months of fiscal 2001, diluted earnings per share was $.55 compared to diluted earnings per share of $.54 for the first six months of fiscal 2000. Period-to-period net income and shares outstanding were comparable in each of the six months ended December 31, 2000 and 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position at December 31, 2000 was $25.0 million, compared to $23.6 million at June 30, 2000. The slight increase in working capital is due to increased receivable balances offset by cash expenditures for fixed assets. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Collateral balances at December 31, 2000 are adequate for the Company's working capital requirements. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. The revolving line of credit balance was $11.0 million at December 31, 2000, with no outstanding balance at June 30, 2000. Unused availability under the line of credit was $17.0 million at December 31, 2000.

    Net cash provided by operating activities for the first six months of fiscal 2001 was $1.1 million, compared to net cash provided by operations of $13.0 million for the first six months of fiscal 2000. The decrease in cash provided by operations resulted from increased receivables due to seasonal timing differences in the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

    Capital expenditures for the first six months of fiscal 2001 were $7.9 million, compared to $4.9 million in the first six months of fiscal 2000. The Company is funding these expenditures from cash provided by operations and its working capital line. Management believes these sources are adequate for the Company's current capital expenditure programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no market risk sensitive trading instruments. All Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at December 31, 2000, and estimates the balances of such debt in future periods ($ millions):

                                                  DEC. 31,                            JUNE 30,
                                                  --------      ----------------------------------------------------
                                                    2000          2001       2002       2003       2004       2005
                                                  --------      --------   --------   --------   --------   --------
Bank line of credit:
  Average Outstanding*..........................   $ 5.6         $ 5.0      $ 5.0      $ 5.0      $ 5.0      $ 5.0
  Weighted average rate for year................     8.1%          7.5%       7.5%       7.5%       7.5%       7.5%
Long-term Debt:
  Fixed Rate:
    Average Outstanding.........................   $38.5         $37.9      $34.8      $30.9      $26.6      $22.7
    Weighted average rate for year..............     8.7%          8.8%       8.8%       8.5%       8.7%       8.8%

------------------------

* Based on current anticipated cash flow, the Company believes that its bank line of credit will be periodically used to fund operations in the Company's peak season.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For the six months ended December 31, 2000, the average outstanding balance under this line was approximately $5.6 million, with a weighted average interest rate of approximately 8.1%.

    At December 31, 2000, the balance on the Company's fixed rate long-term debt was $37.7 million and carried a weighted average interest rate of approximately 8.8%. The weighted average interest rate for the six months ended December 31, 2000 for all Company debt was approximately 8.6%.

    For strategic reasons, the Company enters into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and the corresponding amendments under SFAS 138, these contracts qualify as normal sales and purchases contracts, under which the Company expects to take physical delivery. Of the Company's four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most Company products is wine grapes. The Company enters into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contain annual harvest market price adjustment clauses, against individual harvest year minimum pricing. For fiscal 2001, or the 2000 harvest year, none of the Company's total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest. The Company's annual operating budget anticipates wine grape price adjustments, based on management's estimate of movements in anticipated wine grape supply, quality and cost during each harvest year's wine grape crop maturation.

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

    In fiscal 2001, approximately 27% of the Company's grape production (on a per ton basis) was sold to third parties, including EJ Gallo Winery ("Gallo"), and The Wine Group. Such grape sales accounted for approximately 7.2% of the Company's total revenues in the first six months of fiscal 2001. In 1998, the Company restructured its grape supply arrangements with Gallo, and as the Company went into the 1998 harvest, most of its grape production was not subject to guaranteed purchase contracts with Gallo or with any other customer. As a result of these restructuring efforts, GSV experienced a significant decline in grape sale revenues for fiscal 1999, 2000 and 2001. Further, if the wine industry were to experience a significant decline in the price of wine grapes, there can be no assurance that the Company could profitably use or sell such grapes, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has grape sales contracts that expire in May 2001.

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

    Substantially all of the Company's vineyards are planted on their own rootstock that is not phylloxera-resistant. In the fall of 1997, phylloxera was discovered in certain acres of the Company's vineyards. The Company believes that the scope of this phylloxera infestation is modest, though there can be no assurance in that regard. Additionally, GSV believes the climate, soil and water conditions in California's San Joaquin Valley slow the development of phylloxera in vineyard roots. Further, 1998 1999 and 2000 harvest yields from the Company's phylloxera-infested acres were not notably lower than yields from surrounding, non-infested acreage. There can, however, be no assurance that phylloxera will not spread throughout adjoining vineyard acres, reduce yields and require a significant investment in replanting with disease-resistant root stock, all of which would have a material adverse effect on the Company.

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

UTILITY SUPPLY AND COST FLUCTUATIONS

    California is currently experiencing volatility in energy costs and supply. Company operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. To ensure such sources the Company has, in certain circumstances, secured future contracts for purchases of natural gas and electricity during the peak use period of the grape crush season. While management believes energy costs and supply are reasonably predictable through the remainder of fiscal 2001, there can be no assurance that these sources will be available on a consistent and reliable basis in future years without the possibility of an adverse impact on Company operations and profitability.

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

RELIANCE ON KEY PERSONNEL

    The Company believes its continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer and Mark A. Larson, the Company's President and Chief Operating Officer. There can be no assurance that these persons will remain in their management positions with the Company, and the loss of the services of either of these persons could have an adverse effect on the Company's business, financial condition and results of operations.

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

                                               Golden State Vintners, Inc.
                                                       (Registrant)

                                                                        /S/ BRIAN R. THOMPSON
          February 13, 2001                                  -------------------------------------------
    ----------------------------                                          Brian R. Thompson
                Date                                                 DULY AUTHORIZED OFFICER AND
                                                                       CHIEF FINANCIAL OFFICER