Form 10-Q
period 2001-03-31
GOLDEN STATE VINTNERS INC
filed 2001-05-11
CIK 1059581

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    /X/ Yes      / / No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of May 11, 2001 was 4,342,528 and 5,192,323 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GOLDEN STATE VINTNERS, INC.
                               TABLE OF CONTENTS

ITEM NO.                                                        PAGE
--------                                                      --------
                    PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

        Condensed Consolidated Balance Sheets as of
        March 31, 2001 and June 30, 2000....................      3

        Condensed Consolidated Statements of Operations for
        the Three and Nine Months Ended March 31, 2001 and
        2000................................................      4

        Condensed Consolidated Statements of Cash Flows for
        the Nine Months Ended March 31, 2001 and 2000.......      5

        Notes to Condensed Consolidated Financial
        Statements..........................................      6

Item 2-- Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     10

Item 3-- Quantitative and Qualitative Disclosures About
        Market Risk.........................................     14

                      PART II--OTHER INFORMATION

Item 5--Other Information...................................     20

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLDEN STATE VINTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    JUNE 30,
                                                                 2001         2000
                                                              -----------   --------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................   $     39     $     39
  Trade and other receivables--net..........................     13,220        7,441
  Inventories...............................................     19,651       22,070
  Refundable income taxes...................................      1,729        2,420
  Prepaid expenses and other current assets.................        491          755
                                                               --------     --------
      Total current assets..................................     35,130       32,725
PROPERTY, PLANT AND EQUIPMENT--Net..........................     90,481       83,688
OTHER ASSETS................................................        275          330
                                                               --------     --------
TOTAL ASSETS................................................   $125,886     $116,743
                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line of credit.......................................   $  2,000     $     --
  Cash overdraft............................................        688           --
  Accounts payable..........................................      3,869        2,964
  Grower payable............................................        534          360
  Payroll and related liabilities...........................      1,357          961
  Accrued interest..........................................        319          823
  Other accrued liabilities.................................        450          617
  Deferred income taxes.....................................        901           95
  Current portion of long-term debt.........................      3,406        3,256
                                                               --------     --------
      Total current liabilities.............................     13,524        9,076
LONG-TERM DEBT..............................................     33,520       36,102
DEFERRED COMPENSATION.......................................         29           --
DEFERRED INCOME TAXES.......................................     13,128       11,359
STOCKHOLDERS' EQUITY:
  Class A common stock, par value $.01; 6,000,000 shares
    authorized; 4,342,528 shares issued and outstanding at
    March 31, 2001 and at June 30, 2000, respectively.......         44           44
  Class B common stock, par value $.01; 54,000,000 shares
    authorized; 5,192,323 shares issued at March 31, 2001
    and 5,155,733 shares issued and outstanding at June 30,
    2000....................................................         52           51
  Paid-in capital...........................................     45,018       44,837
  Retained earnings.........................................     20,653       15,274
                                                               --------     --------
    Total common stock, paid-in capital and retained
      earnings..............................................     65,767       60,206
  Treasury stock (11,884 shares)............................        (82)          --
                                                               --------     --------
      Total stockholders' equity............................     65,685       60,206
                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $125,886     $116,743
                                                               ========     ========

     See accompanying notes to condensed consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               MARCH 31,             MARCH 31,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
REVENUES:
  Bulk wine and juice...................................  $13,825    $11,322    $50,613    $48,128
  Wine grapes...........................................      292         (2)     6,811     10,616
  Case goods............................................    6,034      3,309     14,236     11,943
  Brandy and spirits....................................      708        381     13,017     14,284
                                                          -------    -------    -------    -------
      Total revenues....................................   20,859     15,010     84,677     84,971
COST OF SALES...........................................   17,119     14,478     66,164     70,804
                                                          -------    -------    -------    -------
GROSS PROFIT............................................    3,740        532     18,513     14,167
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES...............................    3,075      2,100      7,395      5,225
                                                          -------    -------    -------    -------
INCOME (LOSS) FROM OPERATIONS...........................      665     (1,568)    11,118      8,942
INTEREST EXPENSE........................................      745        874      2,630      2,971
OTHER (INCOME) EXPENSE..................................      (46)       (63)        43        (38)
                                                          -------    -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES.......................      (34)    (2,379)     8,445      6,009
INCOME TAXES (BENEFIT)..................................      (12)    (1,027)     3,066      2,211
                                                          -------    -------    -------    -------
NET INCOME (LOSS).......................................  $   (22)   $(1,352)   $ 5,379    $ 3,798
                                                          =======    =======    =======    =======
EARNINGS (LOSS) PER COMMON SHARE:
  BASIC.................................................  $ (0.00)   $ (0.14)   $  0.57    $  0.40
                                                          =======    =======    =======    =======
  DILUTED...............................................  $ (0.00)   $ (0.14)   $  0.55    $  0.40
                                                          =======    =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC.................................................    9,507      9,498      9,501      9,498
                                                          =======    =======    =======    =======
  DILUTED...............................................    9,507      9,498      9,812      9,573
                                                          =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES:
  Net income................................................  $  5,379   $  3,798
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     6,209      5,337
    Change in allowance for doubtful accounts...............        --       (200)
    Loss on disposal of assets..............................       613      1,777
    Employee stock award....................................       182         --
    Deferred income taxes...................................     2,575        404
    Changes in assets and liabilities:
      Trade and other receivables...........................    (5,779)     4,087
      Inventories...........................................     1,730      5,163
      Prepaid expenses and other current assets.............       264       (346)
      Accounts payable......................................       905     (1,963)
      Grower payable........................................       174         64
      Payroll and related liabilities.......................       396        113
      Other accrued liabilities.............................      (167)       (30)
      Accrued interest......................................      (504)      (112)
      Deferred compensation.................................        29         --
      Income taxes refundable/payable.......................       691      2,407
                                                              --------   --------
          Net cash provided by operating activities.........    12,697     20,499

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (12,831)    (5,650)
  Proceeds from note receivable.............................        --      1,722
  Refund of deposits........................................         8         (8)
                                                              --------   --------
          Net cash used in investing activities.............   (12,823)    (3,936)

FINANCING ACTIVITIES:
  Borrowings on line of credit..............................    31,900     25,900
  Payments on line of credit................................   (29,900)   (34,000)
  Change in cash overdraft..................................       688       (965)
  Repayments of long-term debt..............................    (2,480)    (2,258)
  Treasury stock purchases..................................       (82)        --
                                                              --------   --------
          Net cash provided by (used in) financing
            activities......................................       126    (11,323)
                                                              --------   --------
INCREASE IN CASH AND EQUIVALENTS............................        --      5,240
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...................        39         30
                                                              --------   --------
CASH AND EQUIVALENTS, END OF PERIOD.........................  $     39   $  5,270
                                                              ========   ========
OTHER CASH FLOW INFORMATION:
  Interest paid.............................................  $  3,126   $  3,313
                                                              ========   ========
  Income taxes paid (refunded), net.........................  $   (200)  $   (600)
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

                          GOLDEN STATE VINTNERS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2001 and its results of operations and its cash flows for the three and nine month periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2000, on file at the Securities and Exchange Commission. The Company's results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

NOTE 2--INVENTORIES:

    Inventories consist of the following (in thousands):

                                                        MARCH 31,    JUNE 30,
                                                           2001        2000
                                                        ----------   --------
Bulk wine.............................................   $ 9,967     $ 9,379
Cased and bottled wine................................     3,035       2,510
Brandy................................................       933       1,276
Juice, supplies and other.............................     1,666       1,355
Unharvested crop costs................................     4,050       7,550
                                                         -------     -------
  Total...............................................   $19,651     $22,070
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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," which clarifies the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted this standard effective July 1, 2000. The adoption of this standard had no material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4--VINEYARD REMOVAL

    During the third quarter of fiscal 2001 and 2000, the Company decided to remove approximately 150 and 700 acres, respectively, of vineyards that were considered under-performing. The net book value of the vineyards removed and estimated removal costs aggregated to approximately $0.3 million and $1.8 million and are included in cost of sales for the three and nine-month periods ended March 31, 2001 and 2000, respectively.

                          GOLDEN STATE VINTNERS, INC.

NOTE 5--TREASURY STOCK

    On November 8, 2000, the Board of Directors of the Company approved the purchase of up to 1,000,000 shares of its outstanding Class B Common Stock. Through March 31, 2001, the Company has purchased 11,884 shares for approximately $82,000. There have not been any additional purchases since that date.

NOTE 6--BUSINESS SEGMENT INFORMATION

    The Company's senior management evaluates performance based on gross profit of the following four segments: bulk wine, wine grapes, case goods and brandy. The bulk wine segment includes the production and sale of bulk wine, the provision of custom crushing services, the storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes the production of proprietary and private label bottled wine and other alcoholic beverages and the provision of custom bottling and storage services. The Company's brandy segment includes the production of brandy and spirits and the provision of brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

                          GOLDEN STATE VINTNERS, INC.

NOTE 6--BUSINESS SEGMENT INFORMATION (CONTINUED)
    Segment information as of March 31, 2001 and June 30, 2000 and for the three and nine month periods ended March 31, 2001 and 2000 is as follows (in thousands):

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               MARCH 31,           DECEMBER 31,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Revenues, net:
  Bulk wine.............................................  $13,825    $11,322    $50,613    $48,128
  Wine grapes...........................................      292         (2)     6,811     10,616
  Case goods............................................    6,034      3,309     14,236     11,943
  Brandy................................................      708        381     13,017     14,284
                                                          -------    -------    -------    -------
    Total revenues, net.................................   20,859     15,010     84,677     84,971

Cost of Sales:
  Bulk wine.............................................   10,310      9,170     35,875     38,530
  Wine grapes...........................................      587      1,817      6,195     10,716
  Case goods............................................    6,051      3,374     14,009     10,586
  Brandy................................................      171        117     10,085     10,972
                                                          -------    -------    -------    -------
    Total cost of sales.................................   17,119     14,478     66,164     70,804

Gross Profit:
  Bulk wine.............................................    3,515      2,152     14,738      9,598
  Wine grapes...........................................     (295)    (1,819)       616       (100)
  Case goods............................................      (17)       (65)       227      1,357
  Brandy................................................      537        264      2,932      3,312
                                                          -------    -------    -------    -------
    Total gross profit..................................  $ 3,740    $   532    $18,513    $14,167
                                                          =======    =======    =======    =======
Capital Expenditures:
  Bulk wine.............................................  $   284    $   168    $ 1,425    $ 2,679
  Wine grapes...........................................        6         88         65        340
  Case goods............................................    4,040        418      7,139      1,989
  Brandy................................................      106          6        298        580
  Corporate.............................................      531         35      3,904         62
                                                          -------    -------    -------    -------
    Total...............................................  $ 4,967    $   715    $12,831    $ 5,650
                                                          =======    =======    =======    =======
Depreciation and amortization:
  Bulk wine.............................................  $ 1,319    $   665    $ 4,718    $ 3,809
  Wine grapes...........................................       11         --        421        551
  Case goods............................................      103         48        311        130
  Brandy................................................       34         22        522        593
  Corporate.............................................       86         81        237        254
                                                          -------    -------    -------    -------
    Total...............................................  $ 1,553    $   816    $ 6,209    $ 5,337
                                                          =======    =======    =======    =======

                          GOLDEN STATE VINTNERS, INC.

NOTE 6--BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                        MARCH 31,    JUNE 30,
                                                           2001        2000
                                                        ----------   --------
Total Assets:
  Bulk wine...........................................   $ 57,715    $ 58,460
  Wine grapes.........................................     30,781      35,949
  Case goods..........................................     21,673       9,950
  Brandy..............................................      8,299       8,554
  Corporate...........................................      7,418       3,830
                                                         --------    --------
    Total.............................................   $125,886    $116,743
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

RECENT DEVELOPMENTS

    In a continuing effort to move into more profitable and growing market segments, the Company has decided to discontinue certain of its lower margin product lines. As a result, certain bottling lines at the Company's Cutler facility will no longer be utilized. The net book value of fixed assets associated with these lines aggregated to $178,000 and is included in cost of sales for the three and nine-month period ended March 31, 2001.

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

    THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    REVENUES

    Total revenues for the third quarter of fiscal 2001 were $20.9 million, an increase of $5.9 million or 39.3%, as compared to revenues of $15.0 million for the third quarter of fiscal 2000. The increase in revenues was experienced in all segments, particularly in bulk wine and case goods. Higher revenues in case goods resulted from increased international sales. Higher bulk wine revenues resulted from increased domestic and international sales.

    BULK WINE AND RELATED SERVICES. For the third quarter of fiscal 2001, revenues from bulk wine and related services were $13.8 million, an increase of $2.5 million or 22.1%, compared to revenues of $11.3 million in the third quarter of fiscal year 2000. The period to period increase resulted primarily from increased volumes of both domestic and international bulk wine in part due to timing partially offset by decreased average sales prices.

    CASE GOODS AND RELATED SERVICES. For the third quarter of fiscal 2001, revenues from case goods and related services were $6.0 million, an increase of $2.7 million or 81.8% as compared to revenues of $3.3 million for the third quarter of fiscal 2000, as a result of an increased volume of international case good sales driven by the order cycle of a major European retailer.

    WINE GRAPES AND BRANDY. The Company's wine grapes and brandy business segments realized only a modest amount of revenues in the third quarter of fiscal 2001 consistent with seasonal trends.

    COST OF SALES

    For the third quarter of fiscal 2001, total cost of sales were $17.1 million, an increase of $2.6 million or 17.9%, from $14.5 million in the third quarter of fiscal 2000. As a percentage of revenues, cost of sales for the third quarter of fiscal 2001 was 82.1%, a decrease from 96.5% in the third quarter of fiscal 2000. The decrease in cost of sales as a percentage of revenue was a result of the reduced effect of write-offs associated with vineyard removals ($1.8 million in fiscal 2000 compared to $0.3 million in fiscal 2001), higher margins on bulk wine sales and a beneficial impact of approximately
$1.9 million to cost of sales from the last-in, first-out (LIFO) inventory valuation methodology.

    Case goods cost of sales were negatively impacted in the third quarter of fiscal 2001 by additional costs associated with integrating new bottling business activity into the Company's historical bottling programs, and by write-offs of certain dry goods and packaged products.

    GROSS PROFIT

    In the third quarter of fiscal 2001, the Company realized gross profit of $3.7 million, an increase of $3.2 million, or 640.0%, as compared to $0.5 million in the third quarter of fiscal 2000. As a percentage of revenues, gross profit for the third quarter of fiscal 2001 was 17.9%, an increase from 3.5% in the third quarter of fiscal 2000, for reasons discussed above under "Cost of Sales."

    SELLING, GENERAL AND ADMINISTRATIVE

    For the third quarter of fiscal 2001, selling, general and administrative expenses were $3.1 million, an increase of $1.0 million or 47.6%, from $2.1 million in the third quarter of fiscal 2000 as a result of increased professional services, and increased Company overhead as the management team is expanded and strengthened.

    INTEREST EXPENSE

    For the third quarter of fiscal 2001, interest expense was $0.7 million, a decrease of $0.2 million or 22.2%, as compared to $0.9 million in the third quarter of fiscal 2000. The period to period reduction in interest expense was due to decreased borrowings on the Company's line of credit and long-term debt and increased capitalized interest relative to increased capital expenditures.

    NET INCOME (LOSS)

    For the third quarter of fiscal 2001, net loss was $22.0 thousand, an improvement of $1.4 million, as compared to net loss of $1.4 million in the third quarter of fiscal 2000. Net loss in the third quarter of fiscal 2001 was impacted by factors discussed above.

    EARNINGS (LOSS) PER SHARE

    For the third quarter of fiscal 2001, the diluted earnings per share was zero compared to diluted loss per share of $0.14 for the third quarter of fiscal 2000.

    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

    REVENUES

    Total revenues for the first nine months of fiscal 2001 were $84.7 million, a decrease of $0.3 million or 0.4%, as compared to revenues of $85.0 million in the first nine months of fiscal 2000. The overall slight decrease in revenues was primarily due to decreased wine grape sales resulting from the planned reduction in sales of Company grown grapes and from decreased volume of "resold grapes," both at lower prices as compared to the prior year. Additionally lower unit pricing on brandy in fiscal 2001 contributed to the lower revenues experienced in the first nine months of fiscal 2001. These decreases were largely offset by increased revenues in the bulk wine and case goods segments.

    BULK WINE AND RELATED SERVICES. For the first nine months of fiscal 2001, revenues from bulk wine and related services were $50.6 million, an increase of $2.5 million or 5.2%, as compared to $48.1 million during the first nine months of fiscal 2000. Increased custom processing volumes and bulk wine volumes were partially offset by overall lower unit pricing on bulk wine sales during fiscal 2001.

    WINE GRAPES. In the first nine months of fiscal 2001, revenues from wine grape sales were $6.8 million, a decrease of $3.8 million or 35.8%, as compared to revenues of $10.6 million for the first nine months of fiscal 2000. Wine grape revenues include sales of grapes grown on the Company's vineyards and grapes purchased from outside growers and resold to various third parties or "resold grapes." Revenues from Company grown grapes decreased approximately $0.8 million or 14.8% from approximately $5.4 million for the first nine months of fiscal year 2000 to $4.6 million for the first nine months of fiscal 2001, consistent with the Company's plan to use more Company grown grapes in its operations. The decrease in revenues is primarily due to lower unit prices realized in fiscal 2001. Resold grape revenue decreased to $2.2 million from $5.2 million for the first nine months of fiscal 2001 and 2000, respectively. The decline in resold grape revenue results from lower volume and lower unit pricing realized in fiscal 2001.

    CASE GOODS AND RELATED SERVICES. For the first nine months of fiscal 2001, revenues from case goods and related services were $14.2 million, an increase of $2.3 million or 19.3%, as compared to revenues of $11.9 million for the first nine months of fiscal 2000. The period to period increase in case goods and related services revenues was due to an increased volume of international case goods sales.

    BRANDY. For the first nine months of fiscal 2001, revenues from the sale of brandy and grape spirits were $13.0 million, a decrease of $1.3 million or 9.1%, as compared to revenues of $14.3 million in the first nine months of fiscal 2000. The decrease in brandy revenues in fiscal 2001 is primarily due to lower unit pricing stemming from the brandy production contractual pricing mechanism related to the lower cost of brandy grapes used in production in fiscal 2001, partially offset by increased volume in fiscal 2001.

    COST OF SALES.

    For the first nine months of fiscal 2001, total cost of sales were $66.2 million, a decrease of $4.6 million or 6.5%, from $70.8 million in the first nine months of fiscal 2000. As a percentage of revenues, cost of sales for the first nine months of fiscal 2001 was 78.1%, a decrease from 83.3% in the first nine months of fiscal 2000. The decrease in cost of sales on a percentage of revenue basis was primarily the result of higher margins on bulk wine sales favorably impacted by management's estimate of its LIFO reserve and lower grape costs which were partially offset by lower unit pricing. For the first nine months of fiscal 2001, the Company's benefit to cost of sales from LIFO was approximately $1.9 million, primarily associated with the bulk wine segment. In addition, vineyard removal costs decreased from $1.8 million to $0.3 million from fiscal 2000 to fiscal 2001 respectively. Case goods cost of sales were negatively impacted as discussed under "Cost of Sales" for the "Three Months Ended March 31," above.

    GROSS PROFIT

    In the first nine months of fiscal 2001, the Company realized gross profit of $18.5 million, an increase of $4.3 million or 30.3%, as compared to $14.2 million for the first nine months of fiscal 2000. As a percentage of revenues, gross profit for the first nine months of fiscal 2001 was 21.9%, an increase from

16.7% for the first nine months of fiscal 2000. The Company's gross profit and gross margin for the first nine months of fiscal 2001 were the result of items discussed above under "Cost of Sales."

    SELLING, GENERAL AND ADMINISTRATIVE

    For the first nine months of fiscal 2001, selling, general and administrative expenses were $7.4 million, an increase of $2.2 million or 42.3% from $5.2 million for the first nine months of fiscal 2000 primarily due to increased professional services expenses and increased payroll and related expenses consistent with the Company's goal to strengthen and enhance its management team.

    INTEREST EXPENSE

    For the first nine months of fiscal 2001, interest expense was $2.6 million, a decrease of $0.4 million or 13.3%, as compared to $3.0 million in the first nine months of fiscal 2000. The period to period decline is primarily due to decreased borrowings on the Company's line of credit and long-term debt and increased capitalized interest relative to increased capital expenditures.

    NET INCOME

    For the first nine months of fiscal 2001, net income was $5.4 million, an increase of $1.6 million or 42.1%, as compared to net income of $3.8 million in the first nine months of fiscal 2000. Net income was impacted by factors discussed above.

    EARNINGS PER SHARE

    For the first nine months of fiscal 2001, diluted earnings per share was $0.55 compared to diluted earnings per share of $0.40 for the first nine months of fiscal 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital position at March 31, 2001 was $21.6 million, compared to $23.6 million at June 30, 2000. The decrease in working capital is due to increased liabilities and short-term borrowings for cash expenditures for fixed assets. The Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. The revolving line of credit balance was $2.0 million at March 31, 2001, with no outstanding balance at June 30, 2000. Unused availability under the line of credit was $26 million at March 31, 2001.

    Net cash provided by operating activities for the first nine months of fiscal 2001 was $12.7 million, compared to net cash provided by operations of $20.5 million for the first nine months of fiscal 2000. The decrease in cash provided by operations resulted from increased receivables due to increased third quarter sales in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000.

    Capital expenditures for the first nine months of fiscal 2001 were $12.8 million, compared to $5.7 million in the first nine months of fiscal 2000. The Company is funding these expenditures from cash provided by operations and its working capital line. The Company intends to finance current and future capital expenditures through long-term financing arrangements although operating and working capital line sources are adequate for the Company's current capital expenditure programs.

    California is currently experiencing volatility in energy costs and supply. Company operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. The Company intends to mitigate the effects of possible power outages by purchasing power generating equipment with an estimated cost of $3.3 million to provide power to essential manufacturing systems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company holds no market risk sensitive trading instruments. All Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at March 31, 2001, and estimates the balances of such debt in future periods ($ millions):

                                                  MAR. 31,                            JUNE 30,
                                                  --------      ----------------------------------------------------
                                                    2001          2001       2002       2003       2004       2005
                                                  --------      --------   --------   --------   --------   --------
Bank line of credit:
  Average Outstanding*..........................   $ 5.4         $ 5.0      $ 5.0      $ 5.0      $ 5.0      $ 5.0
  Weighted average rate for year................     8.1%          7.5%       7.5%       7.5%       7.5%       7.5%
Long-term Debt:
  Fixed Rate:
    Average Outstanding.........................   $38.1         $37.9      $34.8      $30.9      $26.6      $22.7
    Weighted average rate for year..............     8.7%          8.8%       8.8%       8.5%       8.7%       8.8%

------------------------

* Based on current anticipated cash flow, the Company believes that its bank line of credit will be periodically used to fund operations in the Company's peak season.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For the nine months ended March 31, 2001, the average outstanding balance under this line was approximately $5.4 million, with a weighted average interest rate of approximately 8.1%.

    At March 31, 2001, the balance on the Company's fixed rate long-term debt was $36.9 million and carried a weighted average interest rate of approximately 8.8%. The weighted average interest rate for the nine months ended March 31, 2001 for all Company debt was approximately 8.6%.

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

    In fiscal 2001, approximately 27% of the Company's grape production (on a per ton basis) was sold to third parties, including EJ Gallo Winery ("Gallo"), and The Wine Group. Such grape sales accounted for approximately 5.4% of the Company's total revenues in the first nine months of fiscal 2001. In 1998, the Company restructured its grape supply arrangements with Gallo, and as the Company went into the 1998 harvest, most of its grape production was not subject to guaranteed purchase contracts with Gallo or with any other customer. As a result of these restructuring efforts, GSV experienced a significant decline in grape sale revenues for fiscal 1999, 2000 and 2001. Further, if the wine industry were to experience a significant decline in the price of wine grapes, there can be no assurance that the Company could profitably use or sell such grapes, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has grape sales contracts that expire in May 2001.

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

UTILITY SUPPLY AND COST FLUCTUATIONS

    California is currently experiencing volatility in energy costs and supply. Company operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. To ensure such sources, the Company has, in certain circumstances, obtained supply contracts for purchases of natural gas during the peak use period of the grape crush season. The Company has developed contingency plans to mitigate the effects of possible power outages and increased utility costs which include the use of alternative generating equipment to provide power to essential systems and shifting certain operating processes to off-peak hours. Nevertheless, there can be no assurance that the Company's energy sources will be available on a consistent and reliable basis in the future without an adverse impact on Company operations and profitability.

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

                                               Golden State Vintners, Inc.
                                                       (Registrant)

                                                                        /S/ JOHN G. KELLEHER
            May 11, 2001                                     -------------------------------------------
    ----------------------------                                          John G. Kelleher
                Date                                                 DULY AUTHORIZED OFFICER AND
                                                                       CHIEF FINANCIAL OFFICER