Form 10-K405
period 2001-06-30
GOLDEN STATE VINTNERS INC
filed 2001-09-28
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24651

GOLDEN STATE VINTNERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0412761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

607 Airpark Road, Napa, California 94558

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (707) 254-4900

Securities registered pursuant to Section 12(b) of the Act:
Class B Common Stock, par value $0.01 per share

Name of each exchange on which registered: The Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the Class B Common Stock of the Registrant held by non-affiliates of the Registrant on September 25, 2001, based on the closing sales price of the Class B Common Stock as reported by Nasdaq on such date was $27,719,005. All of the shares of Class A Common Stock of the Registrant are held by affiliates of the Registrant.

    The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of September 25, 2001 was 4,342,528 and 5,170,459 shares, respectively.

PART I

    This Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "Form 10-K") contains "forward-looking statements," as defined under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    The Company provides a broad range of high quality winemaking and processing services, barrel fermentation and bottling and storage services to many of the largest branded wineries in California and to a number of international wineries and customers. The Company supplies premium bulk wine pursuant to long-term supply agreements with Constellation Brands, Inc. ("Constellation"), Sutter Home Winery ("Sutter Home"), UDV North America ("UDV"), Beringer Blass Wine Estates ("Beringer") and other wineries. The Company also delivers contract wine processing, barrel fermentation and storage services under contracts with, among others, Robert Mondavi Winery ("Mondavi"), The Wine Group, and Beringer Wine Estates ("Beringer"). The Company also sells wine grapes, predominantly to EJ Gallo Winery ("Gallo") and, to a lesser extent The Wine Group.

    GSV provides custom winemaking and bottling services for a number of clients, such as C.A. Warren, International Wine Services Limited ("IWS"), JC Boisset USA ("Boisset"), Wente Vineyards, Smith-Anderson, Trader Joe's and Seagram Chateau and Estate Wines Co. In fiscal 2001, the Company derived approximately 15% of its revenues from the sale of bulk wine and case goods outside of the United States. The Company also supplies brandy (a distilled derivative of wine) primarily to a single customer pursuant to a long-term agreement and is one of the largest brandy producers in the United States. In the fourth quarter of fiscal 2001, the Company completed construction of a high-speed bottling line to provide custom bottling services for malt-based alcoholic beverages to three major customers on long-term production contracts.

    The combination of GSV's extensive vineyard holdings and five strategically located facilities has enabled the Company to become what management believes is one of California's preferred providers of premium bulk wine and related services. The Company's 7,884 producing acres of vineyard properties primarily in California's San Joaquin Valley allow the Company to source high quality wine grapes at a competitive cost. The Company's wine processing facilities are generally modern, efficient and automated, and allow for large scale, low-cost production of premium bulk wine and case goods and the delivery of a full line of winemaking, processing and storage services. Over the last six years, the Company has greatly expanded its presence in the California wine industry by acquiring vineyards and wine and brandy processing facilities and effectively integrating these assets into GSV's winemaking operations.

Fiscal 2001 Revenues
(dollars in millions)

Company Operations

    The Company's operations include the following: bulk wine and related services, grape sales, case goods and related services and brandy. Bulk wine and related services includes the production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and bulk wine barreling services, such as racking and topping. The Company's grape sales consist of the sale of grapes grown at the Company's vineyards as well as grapes purchased by the Company from third party growers. Case goods and related services includes the production of proprietary and private label bottled wine, wine-related and malt-based alcoholic beverages and custom bottling and storage services. The Company's brandy business includes the production of brandy and grape spirits and brandy barrel storage and related barreling services.

Bulk Wine and Related Services

    The Company generates a majority of its revenues from the sale of premium bulk wine and the delivery of a broad range of wine processing, barrel fermentation and storage services to its branded winery customers.

    The Company sells premium bulk wine to a number of the largest branded wineries in California, including Constellation, Sutter Home, UDV, and Beringer and to a number of international customers, including IWS. The Company's standard bulk wine supply contract establishes the variety of wine, source of grapes and vintage and generally calls for the delivery of a set number of gallons of wine or processed grape juice at an agreed upon price per ton of grapes. The Company supplies, crushes and processes the grapes and typically stores the wine for six months or more following production. Winemaking standards are usually agreed to by the parties in advance. GSV generally guarantees the quality of the wine produced. Delivery of bulk wine is usually F.O.B. the particular GSV winery.

    In fiscal 2001, approximately 73% of the grapes grown at the Company's vineyards were used internally for the production of bulk wine and brandy. Additionally, the Company purchases grapes in the marketplace in order to meet the needs of its bulk wine and brandy customers. The Company typically buys grapes from numerous growers pursuant to a variety of short-term, long-term, and evergreen grape purchase contracts entered into prior to grape harvest. Additionally, after analyzing anticipated grape yields and grape prices during a harvest, the Company sometimes elects to purchase needed grapes on the spot market.

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

Wine Grape Sales

    In May 1995, the Company entered into long-term grape supply contracts with Gallo covering certain Chardonnay and Zinfandel grapes that expired in May 2001. A long-term contract with Gallo covering certain Ruby Cabernet grapes continues through 2007. This contract requires the Company to deliver grapes meeting specified sugar levels and other quality measurements.

    Approximately 73% of Company grown grapes for the 2000 harvest were retained by the Company for internal use in the production of bulk wine, brandy and case goods in the 2001 fiscal year. Thus, revenues from grape sales to third parties declined significantly in GSV's 2001 fiscal year. The Company believes its internal use of grapes is a potentially more profitable allocation of the Company's resources. Certain of the Company's grape purchase contracts require GSV to purchase the entire grape production of a number of small vineyards. Thus, the Company may purchase varieties of grapes in excess of quantities required in its production of bulk wine. The Company may resell these grapes into the market at approximate cost.

Case Goods and Related Services

    The Company produces proprietary and private label products and provides custom bottling and storage services. These case goods sales are comprised of wine bottled and sold in a case containing twelve 750ml bottles, or the volume equivalent. The Company produced more than 1,300,000 cases of wine and wine related products and services in its 2001 fiscal year.

    In a continuing effort to move into more profitable and growing market segments, during fiscal 2001 the Company decided to discontinue certain of its lower margin product lines. As a result, certain bottling lines at the Company's Cutler facility will no longer be utilized. The net book value of fixed assets associated with these lines aggregated to $178,000 and is included in cost of sales in fiscal 2001. In addition, certain case goods and supplies relating to these product lines totalling approximately $365,000 were written off and are included in cost of sales in fiscal 2001.

    Private Label Case Goods.  The sale of private label case goods may include any or all of the various steps in the winemaking process, from the purchase and processing of grapes, aging and storage of wine to the bottling and labeling of the finished product. The majority of the Company's private label case goods revenues in fiscal 2001 were derived from three customers based on short-term arrangements that may terminate at any time. Private label case goods are produced and bottled at the Company's St. Helena and Cutler facilities.

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

    The Company also offers its proprietary brands to retailers, such as large supermarket chains, for sale on an exclusive basis in certain defined geographic regions. The terms of the exclusive arrangements for these "control brands" vary from customer to customer and are negotiated directly with retailers, rather than through wine wholesalers.

    Ready to Drink Bottling.  The Company completed construction and installation of a high-speed bottling line in the fourth quarter of its 2001 fiscal year at a cost of approximately $10 million. This line, located at the Reedley facility, provides custom bottling services for malt-based alcoholic beverages to three major customers on long-term production contracts totaling approximately 10 million cases annually.

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

International

    Approximately 15% of the Company's revenues in its 2001 fiscal year were derived from the sale of wine and wine products internationally. The Company exports bulk wine and case goods to Canada, Europe and Asia.

Winemaking Facilities

    The Company's five winemaking, distilling and processing facilities are located in Fresno, Monterey, Napa and Tulare counties and are adjacent to primary grape growing and winemaking regions in California.

    The table below identifies key statistics for each of the Company's facilities for the 2000 harvest, as reflected in the Company's fiscal year 2001 operations.

Production at The Company's Winemaking Facilities

Facility Name	Tons of Grapes Crushed	Case Equivalent(1)		Gallons of Cooperage Capacity(3)
		(In millions)
Fresno	92,000	6.6		21.6
Cutler	32,000	2.3		15.9
Reedley	74,000	5.3	(2)	17.4
Monterey	26,000	1.9		8.6
Napa Valley	2,700.2			1.1

Total	226,700	16.3		64.6

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

    Cutler.  The Company's Cutler facility is the original GSV winery and is located on approximately 120 acres in Tulare County north of the town of Visalia. The Cutler winery serves as a bulk wine processing and storage center.

    Reedley.  The Company's Reedley facility is located on a 246-acre parcel in southern Fresno County, northwest of the town of Reedley. The Company uses the Reedley facility primarily for the production and storage of brandy and custom bottling of malt-liquor based products. Additionally, the Reedley facility produces red, white, barrel fermented and dessert wines.

    Reedley Facility Expansion.  The Company completed the installation of a ready-to-drink bottling line in the spring of 2001 at a cost of approximately $10 million. This line provided custom bottling of malt-based alcoholic beverage products to several customers.

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

    Napa Valley Warehouse.  The Company uses the Napa Valley warehouse for third-party oak barrel storage and related services. The Napa Valley warehouse has a 24,000-barrel storage capacity, which was virtually full in fiscal 2000 and 2001.

    During September 2001, the Company entered into a long-term lease agreement for a new building to be constructed in Napa County. The building will be approximately 150,000 square feet and provide for case goods production and storage commencing in the Spring of 2002.

Vineyard Operations

    The Company owns more than 9,600 acres of vineyard properties, of which 7,884 acres are permanently planted as of June 30, 2001. The table below identifies the name of each of the Company's vineyards and the acres of wine grapes at each vineyard.

The Company's Vineyard Properties

Vineyard Name	County Location	Approximate Acres Planted
Fresno Vineyard	Fresno	3,474
Gravelly Ford Vineyard	Madera	1,652
Lost Hills Vineyard	Kern	1,410
Cawelo Vineyard	Kern	661
Mazzie Vineyard	Kern	619
Monterey Vineyard	Monterey	54
St. Helena Vineyard	Napa	14	(1)

Total		7,884

(1)
Vineyards under development.

    Grape Production.  The following table shows GSV's net vine production by grape variety from the 1996 to 2001 harvest years and the total grape tonnage produced by GSV following each grape harvest. Information regarding the Company's 2001 harvest is not yet available, however management believes that the 2001 harvest will approximate historical per acre yields.

Net Production Acres Owned by GSV and Tons Produced

	Net Production Acres
Grape Variety
	1996	1997	1998	1999	2000	2001
French Colombard (1)	3,114	2,965	2,965	2,965	2,868	2,868
Zinfandel (1)	1,211	1,211	1,211	1,211	836	836
Chardonnay (1)	875	1,124	1,124	1,124	1,060	907
Ruby Cabernet	941	941	941	1,089	1,089	1,089
Merlot	687	687	687	687	687	687
Barbera	379	379	379	379	379	379
Carnelian	344	344	344	344	344	344
Chenin Blanc (1)	418	313	313	313	261	261
Other (1)	416	416	416	416	425	499

Total Net Production Acres	8,385	8,380	8,380	8,528	7,949	7,870
Total Tons Produced	72,896	88,209	84,122	67,108	84,255

(1)
153 acres of Chardonnay were removed in Spring 2001. 708 acres were removed in Spring 2000, including 375 acres of Zinfandel, 101 acres of Chardonnay, 97 acres of French Colombard, 83 acres of Centurian and 52 acres of Chenin Blanc.

    Typically, the Company's mature vineyards yield approximately 9.5 tons per acre. Management believes that the 2001 harvest will approximate normal yields.

    In the Company's 2001 fiscal year, the Company removed approximately 153 acres of underperforming vineyards (representing approximately two percent of the Company's total vineyard assets), resulting in a $0.3 million charge to wine grapes cost of sales.

    Viticultural Practices.  The Company's vineyards and vineyard operations benefit from above-average soil quality and the availability of an economical and dependable supply of high quality water. The large, contiguous vineyards are almost entirely machine harvested. Management believes the Company's farming and harvesting costs per acre of vineyard are in line with the average per acre farming cost of California Central Valley vineyards. Short-term needs such as pruning, fertilizing, pesticide spraying and harvesting are contracted to multiple service providers.

    Water Supply.  The Company's Fresno, Gravelly Ford, Mazzie, Cawelo and Monterey Vineyards benefit from deep aquifers that provide relatively inexpensive water sources. The Company irrigates these vineyards from wells located on or near these properties. The quality of the water obtained from the wells is good. The Company's Lost Hills Vineyard relies upon area district-supplied water, which is allocated among surrounding properties and uses. During fiscal 2001, the Company was notified by the Lost Hills and Cawelo Water Districts, in Kern County respectively, that normal water supplies would be reduced by fifty to eighty percent. The Company has located supplemental water supplies through additional purchases made by these water districts as well as through ground water supplies. The Company believes its sources of water will be available and sufficient for the foreseeable future, but various factors such as drought or contamination could adversely affect the Company's water supply.

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

    In 1997, GSV discovered a phylloxera infestation in certain acres of the Company's vineyards in Fresno county. The Company believes that the lighter, sandy, porous soil in its Fresno, Madera and Kern County vineyards (representing 99% of the Company's planted acres), as compared to the heavier, clay-like soil in more northern regions such as Napa and Sonoma Counties, hinders the growth and spread of phylloxera. Additionally, high soil temperatures and vine vigor in the Central and Southern San Joaquin Valley mitigate root damage that can be caused by phylloxera. The grape production from the Company's phylloxera-infested acres in the 2000 harvest did not evidence lower yields than in other, unaffected acres. Thus, the Company does not believe phylloxera will have a material adverse effect on vineyard operations and production, though there can be no assurances phylloxera will not adversely affect the Company's future harvests.

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

    The Company also experiences competition from its current and potential customers. There are an estimated 800 commercial wineries that produce and market California wine, although, according to Gomberg, Fredrikson and Associates ("Fredrikson"), a wine industry consulting firm, nine wineries accounted for approximately 59% of California wine sales, based on total volume of California wine shipments in calendar 2000. Certain major wineries, including many of the Company's customers, grow a significant amount of the grapes they need to make wine and produce wine for their own branded labels.

    Numerous wine producers in Europe, South America, South Africa and Australia also compete with GSV by exporting their wine into the United States. Most imports are bottled wines; however, some wineries have imported bulk wine for bottling and sale in the United States. According to Fredrikson, bulk table wine imports into the United States for these purposes decreased from approximately 4.9 million gallons in calendar 1999 to approximately 3.5 million gallons in calendar 2000.

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

Customers

    The Company provides premium bulk wine pursuant to long-term supply agreements to wineries such as Constellation, Sutter Home, Beringer, and UDV and sells wine grapes to Gallo and others pursuant to long-term grape purchase contracts. C.A. Warren, Boisset, IWS, Wente, Smith Anderson, and Trader Joe's were among the Company's private label case goods customers in fiscal 2001. The Company also provides various wine processing services for Mondavi, Beringer and The Wine Group, among other wineries, and brandy distillation and production for Heaven Hill. The Company sells bulk wine internationally to IWS, Les Grandes Chais de France, and Mark Anthony Cellars, Ltd., among other wineries.

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

Employees

    As of June 30, 2001, the Company had approximately 270 full-time equivalent employees. The Company believes that its employee relations are good. GSV also employs seasonal labor for wine processing services and other related tasks, primarily during the late summer and early fall months and contract labor through independent sources as needed for vineyard development, pruning and harvesting.

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

Much of Our Revenues Are Derived From Only a Few Customers, the Loss of Any One of Which Would Harm Our Business

    During fiscal 2001, five of the Company's customers accounted for approximately 44% of the Company's revenues, with Heaven Hill and Constellation accounting for approximately 14% and 13%, respectively. While some of the Company's largest customers have entered into some form of long-term contract with the Company, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business the Company is currently conducting with such customers will continue at such levels. The loss of any one of the Company's major customers or a significant reduction in the volume of their business with the Company could have a material adverse effect on GSV's business, financial condition and results of operations.

A Decrease in Customer Spending Would Harm Our Business

    The growth of the wine industry and the success of the Company's business depend to a significant extent on a number of factors relating to discretionary consumer spending, including the general condition of the economy, general levels of consumer confidence, federal, state and local taxation, and the deductibility of business entertainment expenses under federal and state tax laws. The current economic downturn both in the U.S. and abroad could adversely affect discretionary consumer spending generally, or purchases of wine specifically, which could have a material adverse effect on the Company. Imposition of excise or other taxes on wine could also negatively impact the wine industry by increasing wine prices for consumers.

Bad Weather, Pests and Diseases Could Adversely Affect Our Business

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

    Substantially all of the Company's vineyards are planted on their own rootstock that is not phylloxera-resistant. In the fall of 1997, phylloxera was discovered in certain acres of the Company's vineyards located in Fresno County. The Company believes that the scope of this phylloxera infestation is modest, though there can be no assurance in that regard. Additionally, GSV believes the climate, soil and water conditions in California's San Joaquin Valley slow the development of phylloxera in vineyard roots. Further, 1998, 1999 and 2000 harvest yields from the Company's phylloxera-infested acres were not notably lower than yields from surrounding, non-infested acreage. There can, however, be no assurance that phylloxera will not spread throughout adjoining vineyard acres, or infest any of the Company's other vineyards which could reduce yields and require a significant investment in replanting with disease-resistant root stock, all of which would have a material adverse effect on the Company.

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

    Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix and various grapevine diseases, such as Pierce's disease, which has destroyed portions of a number of vineyards in Southern California and elsewhere. Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss. Gophers, rabbits, deer and birds can also pose a problem for vineyards, and wine grapevines are also susceptible to certain viral infections which may cause reduction of yields. In addition, the presence of potentially harmful nematodes in relatively high numbers has been detected in certain acres of the Company's vineyards. While the Company believes that none of these infestations or infections currently poses a major threat to the Company's vineyards, they could do so in the future and could subject the vineyards to severe damage, which could have a material adverse effect on the Company.

Intense Competition in the Wine Industry Could Adversely Affect Our Business

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

Difficulties in Production of Bulk Wine Could Affect Our Financial Condition

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

Adverse Public Opinion About Alcohol May Harm Our Business

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

Loss of a Major Bulk Wine Customer Could Adversely Affect Our Operations

    Bulk wine and related services accounted for approximately 59% of GSV's revenues in fiscal 2001. The Company continues to provide resources for expanding this portion of its business. Any loss of a major bulk wine customer could reduce GSV's bulk wine revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Decreased Demand for Our Case Goods Could Harm Our Business

    Sales of case goods and related services accounted for approximately 21% of revenues in fiscal 2001. A significant portion of the Company's case goods revenues consists of short-term private label case goods sales. Additionally, the Company's higher margin proprietary case goods revenues resulted from sales of the Company's relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect the Company's case goods sales.

Wine Grape and Bulk Wine Price Declines Would Harm Our Business

    Recent developments resulted in certain California wine grape and bulk wine prices declining significantly, which could have a material adverse effect on the Company's business, financial condition and results of operations. Such developments include (1) plantings of new vineyards, (2) yield enhancements through technological advances and (3) denser plantings of vines.

We Use Pesticides and Other Hazardous Substances in Our Business

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

The Seasonality of Our Business Could Cause Our Stock Price to Fluctuate

    The wine grape business is extremely seasonal and the Company recognizes the vast majority of its revenues in the first six months of its fiscal year. GSV is not positioned to maximize quarter-to-quarter results, and its quarterly results should not be considered indicative of those to be expected for a full year. The Company recorded 65% of its revenues during the first six months of the Company's 2001 fiscal year. GSV has historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. In fiscal 1999 and 2000, El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to the prior year's harvest. The late harvest of grapes resulted in increased revenues in the second and third quarters of fiscal 1999 and 2000. Seasonality of revenues also affects the Company's cash flow requirements. In the past, GSV has borrowed funds under lines of credit from late summer through the fall to finance inventory build-up during the fall crush season. GSV also historically borrows funds through the spring and summer to finance crop production costs through harvest. Such seasonality in revenues and borrowings may lead to significant fluctuations in the Company's reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Utility Supplies and Costs Could Adversely Affect Our Operations

    California is currently experiencing volatility in energy costs and supply. Company operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. To ensure such sources, the Company has, in certain circumstances, obtained supply contracts for purchases of natural gas during the peak use period of the grape crush season. The Company has developed contingency plans to mitigate the effects of possible power outages and increased utility costs which include shifting certain operating processes to off-peak hours. Nevertheless, there can by no assurance that the Company's energy sources will be available on a consistent and reliable basis in the future without an adverse impact on Company operations and profitability.

    The Company intended to mitigate the effects of possible power outages by purchasing power generating equipment to provide power to essential manufacturing systems, however, due to revised favorable projections of energy supplies, the Company changed its plans regarding such purchases. The Company recognized a charge of approximately $.9 million (included in other expense) related to preliminary engineering costs incurred, and estimated losses on the resale of such equipment.

Because We Have Fixed Farming Costs, a Weak Harvest Would Reduce Our Profit

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

Loss of Key Personnel Could Harm Our Operations

    The Company believes its continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer, Mark A. Larson, the Company's President and Chief Operating Officer and John G. Kelleher, the Company's Chief Financial Officer. There can be no assurance that these persons will remain in their management positions with the Company, and the loss of the services of any of these persons could have an adverse effect on the Company's business, financial condition and results of operations.

New or Changed Regulations Could Significantly Impact Our Business

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

Our Stock Price May Be Volatile

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

Item 2.  Properties.

    The Company leases approximately 8,000 square feet for its executive corporate office in Napa, California under a sublease expiring in September 2002. The Company believes its existing executive office facility will be adequate to meet the Company's needs for the foreseeable future and that additional space will be available as needed at commercially reasonable rates. In addition, the Company owns all of the vineyards and winemaking facilities described above under "Business—Vineyard Operations" and "—Winemaking Facilities".

Item 3.  Legal Proceedings.

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

    The Company's Class B Common Stock commenced trading on the Nasdaq National Market on July 22, 1998. The following table sets forth the high and low sales prices for the Class B Common Stock, as reported by Nasdaq, for the periods indicated.

Fiscal year ending June 30, 2001	High	Low
First Quarter	$7.13	$3.66
Second Quarter	$8.00	$6.13
Third Quarter	$8.69	$6.63
Fourth Quarter	$9.00	$7.25
Fiscal year ending June 30, 2000	High	Low
First Quarter	$7.00	$4.25
Second Quarter	$5.72	$3.00
Third Quarter	$6.10	$4.00
Fourth Quarter	$5.56	$3.75
Fiscal Year ending June 30, 1999	High	Low
First Quarter (commencing July 22, 1998)	$18.12	$9.00
Second Quarter	$12.31	$6.88
Third Quarter	$15.50	$10.25
Fourth Quarter	$12.00	$4.75

    The last reported sale price of the Class B Common Stock on the Nasdaq National Market on September 25, 2001 was $5.45 per share. As of September 25, 2001, there were 55 holders of record of the Company's Class B Common Stock.

    There is no established public trading market for the Company's Class A Common Stock. As of September 25, 2001, there were four holders of record of the Company's Class A Common Stock.

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

	Year Ended June 30,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of operations data:
Revenues	$95,785	$111,994	$107,755	$96,912	$97,935
Cost of sales	71,662	83,684	83,383	80,845	77,401
Gross profit	24,123	28,310	24,372	16,067	20,534
Selling, general, and administrative expenses (1)	7,408	14,451	8,126	7,980	9,958
Income from operations	16,715	13,859	16,246	8,087	10,576
Interest expense	5,880	6,867	4,522	3,827	2,955
Other expense, net	677	356	15	6	956
Income before income taxes	10,158	6,636	11,709	4,254	6,665
Net income	6,170	4,184	8,261	2,723	4,379
Redeemable preferred stock dividends	(1,314)	(1,272)	(400)	—	—
Accretion on preferred stock	—	—	(1,928)	—	—
Redemption of Junior Preferred Stock	(405)	—	—	—	—

Income available to common stockholders	4,451	2,912	5,933	2,723	4,379

Earnings per common share (2):
Basic	$.65	$.42	$.63	$.29	$.46

Diluted	$.65	$.41	$.62	$.28	$.45

Weighted average shares outstanding (2):
Basic	6,860	6,918	9,349	9,498	9,507

Diluted	6,860	7,325	9,621	9,578	9,838

	June 30,
	1997	1998	1999	2000	2001
Balance sheet data:
Working capital	$9,386	$8,846	$22,025	$23,649	$20,895
Total assets	102,111	124,519	128,520	116,743	131,181
Total long-term debt	49,781	51,918	39,250	36,102	39,792
Redeemable preferred stock	8,813	8,951	—	—	—
Stockholders' equity	12,574	18,136	57,483	60,206	64,726

(1)
Management incentives relating to stock appreciation rights and bonuses increased selling, general and administrative expenses by $2,141 and $8,800 for the years ended June 30, 1997 and 1998, respectively.

(2)
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

Overview

    The Company's operations can be distinguished among the following: bulk wine and related services, grape sales, case goods and related services and brandy. Bulk wine and related services includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. Grape sales consist of the sale of grapes grown at the Company's vineyards as well as grapes purchased by the Company from third party growers. Case goods and related services includes the production of proprietary and private label bottled wine, wine related and malt-based alcoholic beverages and custom bottling and storage services. The Company's brandy business includes the production of brandy and grape spirits and brandy barrel storage and related barreling services. See "Business—Company Operations."

    The table below sets forth summary statement of operations data for the three fiscal years ended June 30, 2001:

Summary Statement of Operations Data
(in thousands)

	Year Ended June 30,
	1999	2000	2001
Revenues	$107,755	$96,912	$97,935
Cost of sales	83,383	80,845	77,401

Gross profit	24,372	16,067	20,534
Selling, general and administrative expenses	8,126	7,980	9,958

Income (loss) from operations	16,246	8,087	10,576
Interest expense	4,522	3,827	2,955
Other expense (income), net	15	6	956

Income before income taxes	11,709	4,254	6,665
Income taxes	3,448	1,531	2,286

Net income	$8,261	$2,723	$4,379

    The following table reflects summary statement of operations data shown above, expressed as a percentage of revenues:

Percentage of Revenues

	Year Ended June 30,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of sales	77.4	83.4	79.0

Gross profit	22.6	16.6	21.0
Selling, general and administrative expenses	7.5	8.2	10.2

Income from operations	15.1	8.4	10.8
Interest expense	4.2	4.0	3.0
Other expense, net	0.0	0.0	1.0

Income before income taxes	10.9	4.4	6.8
Income taxes	3.2	1.6	2.3

Net income	7.7	2.8	4.5

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

    The following table illustrates the seasonality of the Company's revenues, gross profit and net income (loss) for each of the four fiscal quarters of the Company's 2001 fiscal year:

Quarterly Revenues, Gross Profit and Net Income (Loss)

	Fiscal 2001 Quarter Ended
	Sept. 30	Dec. 31	Mar. 31	June 30
	(dollars in thousands)
Revenues	$18,868	$44,950	$20,859	$13,258
Percent of revenues for the year ended June 30, 2001	19.3%	45.9%	21.3%	13.5%
Gross profit	$3,717	$11,056	$3,740	$2,021
Percent of gross profit for the year ended June 30, 2001	18.1%	53.8%	18.2%	9.9%
Net income (loss)	$543	$4,858	$(22)	$(1,000)
Percent of net income (loss) for the year ended June 30, 2001	12.4%	111.0%	(.5)%	(22.9)%

Results of Operations

    The following table illustrates the Company's revenues by source for the periods indicated:

Revenues by Source
(in thousands)

	Year Ended June 30,
	1999	2000	2001
Revenues:
Bulk wine and related services	$65,116	$55,832	$57,384
Grape sales	13,261	10,617	6,810
Case goods and related services	15,795	15,911	20,258
Brandy	13,583	14,552	13,483

Total revenues	$107,755	$96,912	$97,935

    The following table illustrates the Company's revenues by source for the periods indicated, expressed as a percentage of revenues:

Percentage of Revenues by Source

	Year Ended June 30,
	1999	2000	2001
Revenues:
Bulk wine and related services	60.4%	57.6%	58.6%
Grape sales	12.3	11.0	6.9
Case goods and related services	14.7	16.4	20.7
Brandy	12.6	15.0	13.8

Total revenues	100.0%	100.0%	100.0%

Fiscal Years Ended June 30, 2001 and 2000

  Revenues

    Total revenues for fiscal 2001 were $97.9 million, an increase of $1.0 million or 1.0%, as compared to revenues of $96.9 million in fiscal 2000. The overall slight increase in revenues was primarily due to increased revenues in the bulk wine and case goods segments largely offset by decreased wine grape sales resulting from the planned reduction in sales of Company grown grapes and from decreased volume of "resold grapes," both at lower prices as compared to the prior year.

    Bulk Wine and Related Services.  For fiscal 2001, revenues from bulk wine and related services were $57.4 million, an increase of $1.6 million or 2.9%, as compared to $55.8 million during fiscal 2000. Increased custom processing volumes and bulk wine volumes were partially offset by overall lower unit pricing on bulk wine sales during fiscal 2001.

    Wine Grapes.  In fiscal 2001, revenues from wine grape sales were $6.8 million, a decrease of $3.8 million or 35.8%, as compared to revenues of $10.6 million for fiscal 2000. Wine grape revenues include sales of grapes grown on the Company's vineyards and grapes purchased from outside growers and resold to various third parties or "resold grapes." Revenues from Company grown grapes decreased approximately $0.8 million or 14.8% from approximately $5.4 million for fiscal year 2000 to $4.6 million for fiscal 2001, consistent with the Company's plan to use more Company grown grapes in its operations. The decrease in revenues is primarily due to lower unit prices realized in fiscal 2001. Resold grape revenue decreased to $2.2 million from $5.2 million for fiscal 2001 and 2000, respectively. The decline in resold grape revenue resulted from lower volume and lower unit pricing realized in fiscal 2001.

    Case Goods and Related Services.  For fiscal 2001, revenues from case goods and related services were $20.3 million, an increase of $4.4 million or 27.7%, as compared to revenues of $15.9 million for the first nine months of fiscal 2000. The period to period increase in case goods and related services revenues was due to an increased volume of international case goods sales.

    In the fourth quarter of fiscal 2001, the Company commenced custom bottling services for malt-based alcoholic beverages on its $10 million high-speed bottling line. Revenues related to such production were approximately $.4 million in fiscal 2001. Initial production levels were not at peak capacity. The Company expects production levels and related revenues to increase in fiscal 2002.

    Brandy.  For fiscal 2001, revenues from the sale of brandy and grape spirits were $13.5 million, a decrease of $1.1 million or 7.5%, as compared to revenues of $14.6 million in fiscal 2000. The decrease in brandy revenues in fiscal 2001 is primarily due to lower unit pricing stemming from the lower cost of brandy grapes used in production in fiscal 2001, partially offset by increased volume in fiscal 2001.

  Cost of Sales.

    For fiscal 2001, total cost of sales was $77.4 million, a decrease of $3.4 million or 4.2%, from $80.8 million in fiscal 2000. As a percentage of revenues, cost of sales for fiscal 2001 was 79.0%, a decrease from 83.4% in fiscal 2000. The decrease in cost of sales on a percentage of revenue basis was primarily the result of higher margins on bulk wine sales favorably impacted by the LIFO reserve and lower grape costs which were partially offset by lower unit pricing. For fiscal 2001, the Company's benefit to cost of sales from LIFO was approximately $2.7 million, primarily associated with the bulk wine segment. In addition, vineyard removal costs decreased from $1.8 million to $0.3 million from fiscal 2000 to fiscal 2001 respectively. Case goods cost of sales were negatively impacted by additional costs associated with integrating new bottling activity into the Company's historical bottling programs, and by write-offs of certain dry goods and packaged products.

  Gross Profit

    In fiscal 2001, the Company realized gross profit of $20.5 million, an increase of $4.4 million or 27.3%, as compared to $16.1 million for fiscal 2000. As a percentage of revenues, gross profit for fiscal 2001 was 21.0%, an increase from 16.6% for fiscal 2000. The Company's gross profit and gross margin for fiscal 2001 were the result of items discussed above under "Cost of Sales."

  Selling, General and Administrative

    For fiscal 2001, selling, general and administrative expenses were $10.0 million, an increase of $2.0 million or 25.0% from $8.0 million for fiscal 2000 primarily due to increased professional services expenses and increased payroll and related expenses consistent with the Company's goal to strengthen and enhance its management team.

  Interest Expense

    For fiscal 2001, interest expense was $3.0 million, a decrease of $0.8 million or 21.1%, as compared to $3.8 million in fiscal 2000. The period to period decline is primarily due to decreased weighted average borrowings on the Company's line of credit and long-term debt and increased capitalized interest relative to increased capital expenditures.

  Other Expense

    For fiscal 2001, other expense was $1.0 million, as compared to an immaterial amount in fiscal 2000. Such increase was due to a $.9 million charge related to power generating equipment committed to be purchased by the Company but subsequently cancelled. The charge includes preliminary engineering costs incurred and estimated losses on the resale of such equipment.

  Net Income

    For fiscal 2001, net income was $4.4 million, an increase of $1.7 million or 63.0%, as compared to net income of $2.7 million in fiscal 2000. Net income was impacted by factors discussed above.

  Earnings Per Share

    For fiscal 2001, diluted earnings per share was $0.45 compared to diluted earnings per share of $0.28 for fiscal 2000.

Fiscal Years Ended June 30, 2000 and 1999

  Revenues

    Total revenues for fiscal 2000 were $96.9 million, a decrease of $10.9 million or 10.1%, as compared to revenues of $107.8 million for fiscal 1999. The overall decrease in revenues was due to decreases in bulk wine revenues and third party grape sales as partially offset by increased brandy and case goods revenues.

    Bulk wine and related services.  For fiscal 2000, revenues from bulk wine and related services were $55.8 million, a decrease of $9.3 million or 14.3%, as compared to revenues of $65.1 million in fiscal 1999. Such decrease primarily resulted from decreased gallons contracted for current vintage wines and to a lesser extent the reduced California grape harvest. In addition, in fiscal 2000, the Company experienced a loss of revenues associated with a major bulk wine customer. Bulk wine revenues in fiscal 1999 from this customer were approximately $5.6 million compared to approximately $1.0 million in fiscal 2000. Management is not certain this customer will continue to provide revenues in future periods to the extent realized in fiscal 1999.

    Wine grapes.  In fiscal 2000, revenues from grape sales were $10.6 million, a decrease of $2.7 million or 20.3%, as compared to revenues of $13.3 million in fiscal 1999. Company grown grape tons delivered to customers decreased by approximately 20,000 tons (or $4.4 million in revenues) from approximately 42,000 in fiscal 1999 to 22,000 tons in fiscal 2000 as a result of 1) the Company's continued restructuring of grape contracts to utilize a greater percentage of its own grapes toward the internal production of bulk wine and brandy and 2) lower yields on company owned vineyards resulting from El Nino. Resold grape revenue increased to $5.2 million from $3.6 million for fiscal 2000 and 1999, respectively.

    Case goods and related services.  For fiscal 2000, revenues from case goods and related services were $15.9 million, an increase of $.1 million or .6%, as compared to revenues of $15.8 million in fiscal 1999.

    Brandy.  For fiscal 2000, revenues from the sale of brandy and grape spirits were $14.6 million, an increase of $1.0 million or 7.4%, as compared to revenues of $13.6 million in fiscal 1999. Brandy sales volume increased to approximately 2.4 million proof gallons in fiscal 2000 from approximately 2.1 million in 1999.

  Cost of Sales

    For fiscal 2000, total cost of sales was $80.8 million, a decrease of $2.6 million or 3.1%, from $83.4 million in fiscal 1999. As a percentage of revenues, cost of sales for fiscal 2000 was 83.4%, an increase from 77.4% in fiscal 1999. The increase in cost of sales on a percentage of revenue basis was primarily as a result of 1) increased per ton grape costs due to decreased grape yields from Company owned vineyards, 2) the write-off of approximately $1.8 million related to the removal of approximately 700 acres of vineyards that were underperforming and were expected to remain so in future periods and 3) the decreased utilization of bottling facilities significantly due to start-up inefficiencies associated with a new bottling line in St. Helena.

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

Liquidity and Capital Resources

    The Company's working capital position at June 30, 2001 was $20.9 million, compared to $23.6 million at June 30, 2000. The decrease in working capital is due to cash expenditures for fixed assets. The

Company maintains a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during the Company's second fiscal quarter. There were no outstanding balances under the revolving line of credit at June 30, 2001 or 2000. Unused availability under the line of credit was $16 million at June 30, 2001.

    Net cash provided by operating activities for fiscal 2001 was $15.6 million, compared to net cash provided by operating activities of $19.8 million for fiscal 2000. The decrease in cash provided by operations resulted from increased receivables and lower inventory liquidations as compared to fiscal 2000.

    Capital expenditures for fiscal 2001 were $19.3 million, compared to $7.6 million in fiscal 2000. The Company funded these expenditures from cash provided by operations, its working capital line and a capital lease. The Company intends to finance current and future capital expenditures through long-term financing arrangements although operating and working capital line sources are adequate for the Company's current capital expenditure programs.

    California is currently experiencing volatility in energy costs and supply. Company operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. The Company intended to mitigate the effects of possible power outages by purchasing power generating equipment to provide power to essential manufacturing systems, however, due to revised favorable projections of energy supplies, the Company changed its plans regarding such purchases. The Company recognized a charge of approximately $0.9 million (included in other expense) related to preliminary engineering costs incurred and estimated losses on the resale of such equipment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company can choose from several variable rate options on certain of its debt. All Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

    Certain Company debt is subject to variable interest rate options. The following chart indicates the Company's fixed and variable rate long and short-term debt at June 30, 2001, and estimates the balances of such debt in future periods ($ millions):

	June 30,
	2001	2002	2003	2004	2005
Bank line of credit:
Variable Rate:
Average Outstanding*	$4.8	$5.0	$5.0	$5.0	$5.0
Weighted average rate for year	7.6%	7.5%	7.5%	7.5%	7.5%
Long-term Debt:
Fixed Rate:
Average Outstanding	$37.8	$42.0	$37.0	$31.4	$26.7
Weighted average rate for year	8.7%	8.5%	8.3%	8.4%	8.5%

*
Based on current anticipated cash flow, the Company believes that its bank line of credit will be periodically used to fund operations in the Company's peak season.

    During its annual business cycle, the Company utilizes a variable interest rate working capital line at various borrowing levels. The Company's existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities selected by the Company. For the year ended June 30, 2001, the average outstanding balance under this line was approximately $4.8 million, with a weighted average interest rate of approximately 7.6%.

    At June 30, 2001, the balance on the Company's fixed rate long-term debt was $44.2 million and carried a weighted average interest rate of approximately 8.5%. The weighted average interest rate for the year ended June 30, 2001 for all Company debt was approximately 8.6%.

    For strategic reasons, the Company enters into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and the corresponding amendments under SFAS 138, these contracts qualify as normal sales and purchases contracts, under which the Company expects to take physical delivery. Of the Company's four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most Company products is wine grapes. The Company enters into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contains annual harvest market price adjustment clauses, including individual harvest year minimum pricing. For fiscal 2001, or the 2000 harvest year, none of the Company's total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest. The Company's annual operating budget anticipates wine grape price adjustments, based on management's estimate of movements in anticipated wine grape supply, quality and cost during each harvest year's wine grape crop maturation.

    The Company's annual wine and brandy production is substantially committed under sales contracts prior to harvest and production. The Company intentionally maintains uncommitted product inventory to meet customer demand. At June 30, 2001, the Company's reported inventory value of bulk wine and brandy was $11.7 million, of which approximately $6.6 million, or 56%, is committed to sales contracts. Uncommitted inventory of approximately $5.1 million, or 44% is reserved for future case goods sales and for spot market bulk wine sales. The Company generally matches preproduction contractual sales with contracted material supply agreements and will continue to maintain certain uncommitted inventory.

Item 8. Financial Statements and Supplementary Data.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.

Item 11.  Executive Compensation.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.

Item 13.  Certain Relationships and Related Transactions.

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Documents filed as part of this Report:

    (1)
    Index to Consolidated Financial Statements:
    (2)
    Index to Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	51
    (3)
    (a) Exhibits:

    (b) Reports on Form 8-K:

    None

Exhibit Number	Description of Document
2.1	Stock Purchase Agreement dated as of April 27, 1995 by and among the Registrant, Golden State Vintners and certain shareholders of Golden State Vintners filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
2.2	Vineyard Purchase Agreement dated May 16, 1995 between the Registrant and The Grape Group, Inc. filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
3.2	Bylaws of the Registrant filed as Exhibit B to the Company's Proxy Statement for an Annual Meeting of Stockholders filed September 28, 2000 and incorporated by reference herein.
3.3	Certificate of Designations of the 12% Senior Redeemable Preferred Stock of the Registrant, as amended and currently in effect filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
3.4	Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Junior Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions Thereof of the Registrant, as amended and currently in effect filed as Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

4.1	Form of Class B Common Stock Certificate of the Registrant filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
4.2	Registration Rights Agreement dated as of April 27, 1995 by and among the Registrant and certain holders of the Registrant's Common Stock filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
4.3	Registration Rights Agreement dated October 10, 1996 by and among the Registrant and certain holders of the Registrant's Common Stock filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.1	1996 Stock Option Plan ("1996 Stock Plan") of the Registrant filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.2	Form of Incentive Stock Option Agreement under the 1996 Stock Plan filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.3	Form of Nonqualified Stock Option Agreement under the 1996 Stock Plan filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.4	Form of Indemnification Agreement between the Registrant and its officers and directors filed as Exhibit B to the Company's Proxy Statement for an Annual Meeting of Stockholders, filed June 8, 2000, and incorporated by reference herein.
10.5	Employment Agreement dated as of April 27, 1995 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.6	Securities Purchase Agreement dated April 21, 1995 among the Registrant, Golden State Vintners and John Hancock Mutual Life Insurance Company ("John Hancock"), as amended, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.7	First Mortgage Note Due April 1, 2005 issued by Golden State Vintners in favor of John Hancock in the principal amount of $35,000,000.00 filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.8	Continuing Corporate Guaranty dated April 27, 1995 entered into by the Registrant in favor of John Hancock filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.9	Security Agreement dated as of April 21, 1995 entered into by Golden State Vintners in favor of John Hancock filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.10	Intercreditor Agreement dated as of April 21, 1995 among Golden State Vintners, John Hancock and Sanwa Bank California ("Sanwa"), as amended, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

10.11	Continuing Guaranty dated as of April 21, 1998 between the Registrant and Sanwa filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.12	Management Agreement dated May 31, 1997 between the Registrant and Forrest Binkley & Brown Partners L.P. filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.13	1998 Director Stock Option Plan (the "Director Plan") filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.14	Stock Option Agreement dated as of December 31, 1997 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.15	Stock Option Agreement dated as of December 31, 1997 between the Registrant and Brian R. Thompson filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.16	Employment Agreement dated as of January 1, 1998 between the Registrant and Jeffrey B. O'Neill, filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.17	Form of Stock Option Agreement under the Director Plan filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.18	Promissory Note dated September 30, 1986 between the Registrant, as assignee of original maker, The Grape Group and The Prudential Insurance Company of America filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.19	Promissory Note dated January 1, 1998 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.20	Promissory Note dated January 1, 1998 between the Registrant and Brian R. Thompson filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.21	Credit Agreement dated as of July 5, 2000 between Sanwa and the Registrant.
10.22	First Amendment to Credit Agreement dated as of June 21, 2001 between Sanwa and the Registrant.
21.1	Subsidiaries of the Registrant filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on page 49).

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
of Golden State Vintners, Inc.

    We have audited the accompanying consolidated balance sheets of Golden State Vintners, Inc. and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the supplementary financial schedule listed in the Index at Item 14(a)(2). These financial statements and the supplementary financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden State Vintners, Inc. and subsidiaries at June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Fresno, California
August 14, 2001

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2000	2001
ASSETS
CURRENT ASSETS:
Cash and equivalents	$39,244	$488,507
Trade receivables—net	7,441,232	10,042,126
Inventories	22,069,778	22,926,688
Refundable income taxes	2,419,881	1,686,619
Refundable deposits and prepaid expenses	754,579	412,683

Total current assets	32,724,714	35,556,623
PROPERTY, PLANT AND EQUIPMENT—Net	83,687,870	94,720,354
DEFERRED FINANCING COSTS AND OTHER ASSETS	330,221	903,880

TOTAL ASSETS	$116,742,805	$131,180,857

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,963,360	$5,684,342
Payable to growers	360,285	194,815
Payroll and related liabilities	961,179	1,769,924
Accrued interest	823,116	387,532
Other accrued liabilities	616,857	914,832
Deferred income taxes	94,707	1,313,970
Current portion of long-term debt	3,256,001	4,395,722

Total current liabilities	9,075,505	14,661,137
LONG-TERM DEBT	36,102,451	39,792,467
DEFERRED COMPENSATION	—	149,255
DEFERRED INCOME TAXES	11,358,680	11,852,463
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS' EQUITY:
Common stock:
Class A common stock; 4,342,528 issued and outstanding at June 30, 2000 and 2001, respectively	43,425	43,425
Class B common stock; 5,155,733 issued and outstanding at June 30, 2000 and 5,192,343 issued at June 30, 2001	51,558	51,924
Additional paid-in capital	44,836,541	45,058,028
Retained earnings	15,274,645	19,653,820

Total common stock, paid-in capital and retained earnings	60,206,169	64,807,197
Treasury stock (11,884 shares at June 30, 2001)	—	(81,662)

Total stockholders' equity	60,206,169	64,725,535

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,742,805	$131,180,857

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	1999	2000	2001
REVENUES, net:
Bulk wine	$65,116,190	$55,832,192	$57,383,986
Wine grapes	13,260,863	10,616,502	6,810,530
Case goods	15,794,918	15,910,972	20,257,658
Brandy and spirits	13,583,441	14,552,343	13,483,096

Total revenues	107,755,412	96,912,009	97,935,270
COST OF SALES	83,382,860	80,845,033	77,401,093

GROSS PROFIT	24,372,552	16,066,976	20,534,177
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,126,170	7,980,066	9,957,704

INCOME FROM OPERATIONS	16,246,382	8,086,910	10,576,473
INTEREST EXPENSE	(4,521,836)	(3,827,121)	(2,955,362)
OTHER EXPENSE, net	(15,458)	(5,774)	(955,936)

INCOME BEFORE INCOME TAXES	11,709,088	4,254,015	6,665,175
INCOME TAXES	3,448,000	1,531,000	2,286,000

NET INCOME	8,261,088	2,723,015	4,379,175
REDEEMABLE PREFERRED STOCK DIVIDENDS	(400,000)	—	—
ACCRETION ON PREFERRED STOCK	(1,927,648)	—	—

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS	$5,933,440	$2,723,015	4,379,175

EARNINGS PER COMMON SHARE:
BASIC	$0.63	$0.29	$0.46

DILUTED	$0.62	$0.28	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	9,348,628	9,498,261	9,506,583

DILUTED	9,621,144	9,578,117	9,838,179

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
					Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Class A	Class B	Class E	Class K				Total
BALANCE, JUNE 30, 1998	$—	$20,237	$4,141	$446	$11,492,808	$6,618,190	$—	$18,135,822
Issuance of common stock	43,425	29,827	(4,141)	(446)	33,922,835	—	—	33,991,500
Public offering costs	—	—	—	—	(1,614,294)	—	—	(1,614,294)
Conversion of Junior Preferred Stock	—	1,304	—	—	889,221	(156,694)	—	733,831
Stock option exercise	—	190	—	—	90,744	—	—	90,934
Tax benefit of stock option exercises	—	—	—	—	55,227	—	—	55,227
Accretion on Senior Preferred stock	—	—	—	—	—	(1,770,954)	—	(1,770,954)
Dividends paid on redeemable preferred stock	—	—	—	—	—	(400,000)	—	(400,000)
Net income	—	—	—	—	—	8,261,088	—	8,261,088

BALANCE, JUNE 30, 1999	43,425	51,558	—	—	44,836,541	12,551,630	—	57,483,154
Net income	—	—	—	—	—	2,723,015	—	2,723,015

BALANCE, JUNE 30, 2000	43,425	51,558	—	—	44,836,541	15,274,645	—	60,206,169
Treasury stock purchases	—	—	—	—	—	—	(81,662)	(81,662)
Stock option exercises	—	339	—	—	161,906	—	—	162,245
Tax benefit of stock option exercises	—	—	—	—	39,692	—	—	39,692
Employee stock awards	—	27	—	—	19,889	—	—	19,916
Net income	—	—	—	—	—	4,379,175	—	4,379,175

BALANCE, JUNE 30, 2001	$43,425	$51,924	$—	$—	$45,058,028	$19,653,820	$(81,662)	$64,725,535

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	1999	2000	2001
OPERATING ACTIVITIES:
Net income	$8,261,088	$2,723,015	$4,379,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,453,503	6,211,116	7,066,845
Provision for doubtful accounts	1,100,000	(200,000)	50,000
Loss on disposal of assets	61,392	1,836,167	948,842
Employee stock award	—	—	19,916
Change in cash surrender value of life insurance policies	—	—	5,509
Deferred income taxes	3,384,182	419,337	1,713,046
Change in deferred tax valuation allowance	(1,250,963)	—	—
Changes in operating assets and liabilities:
Trade and other receivables	(3,453,324)	2,697,731	(2,650,894)
Inventories	4,128,111	5,143,100	(471,543)
Prepaid expenses and other current assets	(495,439)	(26,030)	341,896
Accounts payable	109,428	(1,065,663)	2,720,982
Grower payable	(263,848)	(299,553)	(165,470)
Accrued interest	(240,845)	(63,061)	(435,584)
Payroll and related liabilities	(5,717,871)	326,788	808,745
Deferred compensation	—	—	149,255
Other accrued liabilities	(1,212,524)	425,511	297,975
Income taxes refundable/payable	581,670	1,711,663	772,954

Net cash provided by operating activities	9,444,560	19,840,121	15,551,649

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,128,184)	(7,614,425)	(19,281,183)
Purchase of life insurance policies	—	—	(650,000)
Proceeds from note receivable	—	1,722,322	—
Refund (payment) of deposits	(2,750)	(18,890)	7,551

Net cash used in investing activities	(8,130,934)	(5,910,993)	(19,923,632)

FINANCING ACTIVITIES:
Borrowings on line of credit	56,350,000	25,900,000	38,200,000
Payments on line of credit	(66,450,000)	(34,000,000)	(38,200,000)
Cash overdraft increase	162,972	(964,467)	—
Proceeds from lease financing	—	—	8,000,000
Payments on long-term debt	(14,581,297)	(4,855,011)	(3,259,337)
Proceeds from stock option exercises	90,934	—	162,245
Purchase of treasury stock	—	—	(81,662)
Payment of dividends on redeemable preferred stock	(400,000)	—	—
Issuance of capital stock	33,991,500	—	—
Public offering costs	(487,969)	—	—
Redemption of preferred stock	(10,000,000)	—	—

Net cash provided by (used in) financing activities	(1,323,860)	(13,919,478)	4,821,246

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(10,234)	9,650	449,263
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	39,828	29,594	39,244

CASH AND EQUIVALENTS, END OF PERIOD	$29,594	$39,244	$488,507

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

    The consolidated financial statements include the Company and its wholly-owned subsidiary, GSV. All significant intercompany transactions and accounts have been eliminated.

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

  Fair Value of Financial Instruments

    The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amounts recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company, and other long-term financing at June 30, 2001 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments.

  Cash Equivalents

    For purposes of reporting cash flows, the Company considers cash equivalents to include all short-term investments with an original maturity of three months or less.

  Trade Receivables

    Substantially all accounts receivable are due from wine distributors and major wineries located principally in California, however, at June 30, 2001, a receivable balance of approximately $1.5 million was due from an international customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its sales. Trade and other receivables at June 30, 2000 and 2001 are net of an allowance for doubtful accounts of approximately $957,000 and $502,000, respectively.

  Inventories

    The Company utilizes the last-in, first-out ("LIFO") method for costing its wine and brandy inventories. Inventories at June 30, 2000 and 2001 would have been higher by $3,905,405 (including $513,875 for brandy inventories) and $1,248,028 (including $359,714 for brandy inventories), respectively, had the Company used FIFO cost rather than LIFO cost for valuation of its inventories. Such differences at June 30, 2000 and 2001 include a $359,415 and $727,833, respectively, year end adjustment decreasing cost of sales to recognize changes between estimated interim and final year end LIFO balances. Juice is stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of FIFO cost or market. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

  Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

Land Improvements	30 years
Vineyards	20 years
Buildings	7 to 48 years
Cooperage	10 to 30 years
Equipment	7 to 20 years

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

  Company Owned Life Insurance

    The Company has purchased life insurance policies to cover its obligations under deferred compensation plans for officers, key employees and directors. Cash surrender values, included in other assets, of these policies are adjusted for fluctuations in the market value of underlying instruments. The cash surrender value is adjusted each reporting period and any gain or loss is included with other expense.

  Deferred Financing Costs

    Financing costs incurred to obtain new financing are deferred and amortized over the term of the related loan. At June 30, 2000 and 2001, such costs were $300,580 and $237,300, respectively, which were net of accumulated amortization of $332,220 and $395,500, respectively.

  Treasury Stock

    In November 2000, the board of directors authorized the repurchase of up to 1 million shares of the Company's outstanding Class B common stock. The timing of stock purchases are made at the discretion of management. For fiscal 2001, the Company repurchased 11,884 shares or 1% of the total shares authorized to be purchased. The Company's repurchases of shares are recorded at cost as "Treasury Stock" and result in a reduction of "Stockholders' Equity."

  Revenue Recognition

    Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return in the contract. In certain cases the contract requirements specify that the Company store such product after it has been sold and require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery to the customer. Wine processing and storage fees are recognized as those services are provided. Revenues relating to product stored by the Company after it has been sold totalled approximately $24,000,000, $26,795,000 and $47,909,000 in the years ended June 30, 1999, 2000 and 2001, respectively. At June 30, 1999 and 2001, accounts receivable included approximately $4,900,000 and $1,300,000, respectively (none at June 30, 2000), pertaining to product sales in which the products were stored by the Company at such dates.

  Major Customers

    The Company's brandy sales are primarily to one customer. Such sales, together with bulk wine and case goods sales to such customer, accounted for approximately 17%, 15% and 14% of total revenues in the years ended June 30, 1999, 2000 and 2001, respectively. In addition, a bulk wine customer accounted for approximately 12%, 8% and 13% of total revenues in the years ended June 30, 1999, 2000 and 2001, respectively.

    Wine grape sales to a single customer accounted for approximately 9%, 4% and 2% of total revenues in the years ended June 30, 1999, 2000 and 2001, respectively.

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

  Earnings Per Common Share

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

    Basic and fully diluted earnings per share ("EPS") are determined as follows:

	Year Ended June 30,
	1999	2000	2001
Basic EPS Computation
Numerator:
Net income	$8,261,088	$2,723,015	$4,379,175
Less: Redeemable preferred stock dividends	(400,000)	—	—
Accretion on preferred stock	(1,927,648)	—	—

Income available to common stockholders	$5,933,440	$2,723,015	$4,379,175

Denominator:
Weighted average common shares	9,348,628	9,498,261	9,506,583

Basic EPS	$.63	$.29	$.46

Diluted EPS Computation
Numerator:
Income available to common stockholders and assumed conversions	$5,933,440	$2,723,015	$4,379,175

Denominator:
Weighted average common shares outstanding	9,348,628	9,498,261	9,506,583
Stock options	272,516	79,856	331,596

Adjusted weighted average common shares	9,621,144	9,578,117	9,838,179

Diluted EPS	$.62	$.28	$.45

    Options to purchase approximately 866,000, 1,004,000 and 758,000 shares of common stock at various prices per share were outstanding at June 30, 1999, 2000 and 2001, respectively, but were not included in diluted EPS computations because the exercise prices were greater than the estimated fair values of the common shares for the periods then ended.

  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value and provides hedge accounting when certain conditions are met. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to address several issues causing implementation difficulties for entities in the application of SFAS No. 133. The Company had adopted SFAS 133 and the corresponding amendments under SFAS 138 on July 1, 2000. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB) 101), "Revenue Recognition in Financial Statements," which clarifies the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted this standard effective July 1, 2000. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In June 2001, the FASB issued three statements: No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Assets Retirement Obligations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill and certain identifiable intangible assets will not be amortized and requires impairment tests for goodwill and certain identifiable intangible assets. SFAS No. 143 provides that asset retirement obligations be measured at fair value and be discounted. Dismantlement and restoration costs should be recognized as liabilities when incurred. SFAS No. 142 and 143 are effective for the Company July 1, 2001. Management expects that the adoption of SFAS No. 141 and 142 will have no material impact on the Company's consolidated financial position, results of operations or cash flows. Management has not completed the process of evaluating the impact of adopting SFAS No. 143. The Company is therefore unable to disclose the impact that adopting SFAS No. 143 will have on its financial position and results of operations when such statements are adopted.

3.  INVENTORIES

    Inventories consist of the following:

	June 30,
	2000	2001
Bulk wine	$9,379,513	$10,876,338
Cased and bottled wine	2,510,044	3,032,063
Brandy	1,275,576	844,286
Juice, supplies and other	1,354,764	979,100
Unharvested crop costs	7,549,881	7,194,901

Total	$22,069,778	$22,926,688

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

	June 30,
	2000	2001
Land and improvements	$13,689,655	$14,713,312
Vineyards	26,353,287	26,357,461
Buildings	12,397,231	12,726,460
Cooperage	23,129,374	24,766,768
Equipment	25,896,802	35,723,730
Construction in progress	4,043,455	8,609,770

Total	105,509,804	122,897,501
Less accumulated depreciation and amortization	21,821,934	28,177,147

Property, plant and equipment—net	$83,687,870	$94,720,354

    For the years ended June 30, 2000 and 2001, the Company capitalized approximately $300,000 and $512,000, respectively, of interest primarily related to software development, plant equipment and vineyards under development included in construction in progress. In the Company's 2000 and 2001 fiscal years, the Company removed approximately 700 and 150 acres of underperforming vineyards, respectively, from production (representing approximately eight and two percent of the Company's total vineyard assets, respectively), resulting in a $1.8 and $.3 million charge, respectively, to wine grape cost of sales.

5.  BANK LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a revolving bank line of credit, expiring July 2002, which provides for borrowings of up to $16,000,000 with variable interest based on interest rate options elected by the Company. There were no borrowings on the line at June 30, 2000 and 2001. Unused availability under the line of credit was $16,000,000 at June 30, 2001.

    Long-term debt is as follows:

	June 30,
	2000	2001
Insurance company Senior Secured First Mortgage Notes, principal and interest at 8.99% payable $370,000 monthly, balance of $19,843,000 due April 1, 2005	$28,720,320	$26,789,711
Insurance company note payable, interest at 11.6% payable annually, annual principal payments of $200,000, balance of $1,724,000 due on October 1, 2002	2,124,156	1,924,156
Unsecured loan due to related party, non-interest bearing, discounted (at 10%) to present value, payable based on excess cash flows (as defined)	796,738	860,986
Capital lease obligations and other loans, interest principally at 7.0% (See Note 9)	7,717,238	14,613,336

Total	39,358,452	44,188,189
Less current portion	(3,256,001)	(4,395,722)

Long-term portion	$36,102,451	$39,792,467

    Substantially all of the Company's assets are pledged as collateral for revolving bank loans and long-term debt. The insurance company loan agreement, as amended, and bank credit agreements include various financial covenants which require that the Company maintain certain specified financial ratios and restrict the amount of capital expenditures, additional indebtedness and certain investments. Further, dividends may not be declared and paid without prior approval. The Company was not in compliance with the capital expenditure limitation of its bank credit agreement as of June 30, 2001, but a waiver was subsequently obtained on July 26, 2001.

    In June, 2001, the Company entered into a master lease agreement with a bank to finance $8 million of bottling and processing equipment. During 1998, the Company entered into a master leasing agreement with a bank to finance up to $11 million of cooperage and processing equipment. The leases are collateralized by the property and require monthly principal and interest payments. As of June 30, 2001, the cumulative amount of property financed and capitalized totaled approximately $17 million.

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

    Scheduled annual maturities of long-term debt, including capital leases, as of June 30, 2001 are as follows:

2002	$4,395,722
2003	6,268,734
2004	4,915,529
2005	22,181,319
2006	2,411,768
Thereafter	4,015,117

Total	$44,188,189

6.  INCOME TAXES

    The components of income tax expense are as follows:

	Year Ended June 30,
	1999	2000	2001
Current:
Federal	$871,717	$961,995	$442,160
State	443,064	148,776	130,794

	1,314,781	1,110,771	572,954
Deferred:
Federal	2,766,674	505,169	1,663,748
State	617,508	(85,832)	5,615

	3,384,182	419,337	1,669,363
Change in valuation allowance	(1,250,963)	892	43,683

	$3,448,000	$1,531,000	$2,286,000

    The Company recognized certain tax benefits related to stock option exercises in the amount of $55,227 and $39,692, for the year ended June 30, 1999 and 2001, respectively. These benefits were both recorded as a decrease to income taxes payable and an increase in paid-in-capital. There were no stock option exercises in the year ended June 30, 2000.

    The Company's income tax provision differs from the amount determined by applying the statutory federal income tax (benefit) rate, due to the following:

	Year Ended June 30,
	1999	2000	2001
Federal statutory tax rate	35.00%	35.00%	35.00%
Permanent items	.30	.80	(1.72)
State income taxes, net of federal	5.98	.98	1.35
Change in valuation allowance	(10.68)	.02	.66
Other	(1.15)	(.80)	(.99)

	29.45%	36.00%	34.30%

    Deferred income tax assets and liabilities consist of the following:

	June 30,
	2000	2001
Current assets (liabilities):
Inventory costing	$(833,168)	$(1,767,346)
State franchise taxes	35,994	104,192
Capitalized interest	207,774	122,094
Reserves	263,771	343,030
Allowance for doubtful accounts	409,821	214,884
Property taxes	(370,377)	(471,240)
Benefits	117,232	97,853
Other	74,246	42,563

Total	$(94,707)	$(1,313,970)

Long-term assets (liabilities):
Purchase accounting	$(4,259,366)	$(4,009,784)
Accelerated depreciation	(9,832,651)	(10,769,036)
Deferred compensation	—	63,941
State franchise taxes	—	142,911
Operating loss carryforwards	439,480	—
Tax credit carryforwards	2,387,639	3,072,163
Other	257,018	41,825
Valuation allowance	(350,800)	(394,483)

Total	$(11,358,680)	$(11,852,463)

GOLDEN STATE VINTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  INCOME TAXES (Continued)

    The Company has federal and state alternative minimum tax ("AMT") credit carryforwards of approximately $2,202,000 and $355,000, respectively, that may be used for an indefinite period. In addition, the Company has a state manufacturers tax credit of approximately $516,000 which expires as follows:

2008	$309,000
2009	207,000

Total	$516,000

7.  SHAREHOLDERS' EQUITY

  Common Stock

    The Company's authorized capital stock is as follows at June 30, 2001:

	Par Value	Authorized Shares
Class A	$.01	6,000,000
Class B	$.01	54,000,000

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

    Changes in the Company's common stock issued during the years ended June 30, 1999 and 2001 (no changes in fiscal 2000) are as follows:

	Class of Common Stock
	A	B	E	K
Shares issued and outstanding, June 30, 1998	—	5,868,612	1,200,829	129,477
Issuance of stock (public offering)	4,342,528	(862,222)	(1,200,829)	(129,477)
Conversion of Junior Preferred Stock	—	130,343	—	—
Issuance of stock (option exercise)	—	19,000	—	—

Shares issued and outstanding, June 30, 1999 and 2000	4,342,528	5,155,733	—	—
Issuance of stock (option exercises)	—	33,900	—	—
Issuance of stock (employee stock awards)	—	2,710	—	—

Shares issued, June 30, 2001	4,342,528	5,192,343	—	—

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

    The Company's 1996 Stock Option Plan covers 1,393,925 shares of Class B Common Stock. The Plan provides for the grant of incentive and nonstatutory stock options to officers, key employees and others, at prices not less than fair value. Options granted generally become exercisable 25% annually and expire after 10 years.

    In April 1998, the Company adopted the 1998 Director Stock Option Plan (the "Plan"), which covers 348,000 shares of Class B Common Stock. Under the terms of the Plan, options may be granted to non-employee members of the Company's Board of Directors at prices not less than fair market value (as defined), are fully vested after one year and expire ten years after issuance. The Plan also provides for annual grants of options to purchase 10,005 shares of common stock on May 1 of each year commencing May 1, 1999 to each non-employee director who has remained in continuous service. The options for 2001 have not yet been granted.

    A summary of SAR and stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Right/Option
Outstanding at June 30, 1998	1,364,212	$9.35
Granted ($4.41 weighted average fair value per option)	6,000	$17.00
Exercised	(19,000)	$4.79
Terminated	(2,175)	$4.79

Outstanding at June 30, 1999	1,349,037	$9.46
Granted ($2.58 weighted average fair value per option)	377,527	$3.87
Terminated	(55,793)	$9.20

Outstanding at June 30, 2000	1,670,771	$8.21
Granted ($3.63 weighted average fair value per option)	111,800	$5.90
Exercised	(33,900)	$4.79
Terminated	(177,650)	$10.12

Outstanding at June 30, 2001	1,571,021	$7.90

Exercisable at June 30, 2001	1,285,479	$8.66

Available for grant at June 30, 2001	459,752	—

The following table summarizes information about stock options outstanding at June 30, 2001.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/01	Weighted Average Exercise Price
$3.47 to $7.63	866,539	7.1 years	$4.51	582,447	$4.55
$12.07 to $12.08	704,482	6.5	$12.07	703,032	$12.07

$3.47 to $12.08	1,571,021	6.9	$7.90	1,285,479	$8.66

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

    FAS 123 requires the disclosure of pro forma net income amounts had the Company adopted the fair value method for valuation of stock based compensation prescribed by that statement. Under FAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models require certain subjective assumptions which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.0 years as of June 30, 1999, 2000 and 2001, respectively; risk free interest rates, 6.0%, 6.2% and 5.5% as of June 30, 1999, 2000 and 2001, respectively; 79%, 77% and 70% expected volatility for the year ended June 30, 1999, 2000 and 2001, respectively and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Proforma net income for the years ended June 30, 1999, 2000 and 2001 would have been $404,837, $543,029 and $598,906, respectively, less than net income as reported if the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards. Proforma earnings per share for the year ended June 30, 1999, 2000 and 2001 would have been as follows: basic—$0.59, $0.23 and $0.39 and diluted—$0.57, $0.23 and $0.38, respectively.

8.  RETIREMENT PLANS

    The Company's 401(k) plan, established in 1996, provides retirement benefits to full-time employees that meet certain eligibility requirements. Under the 401(k) plan, employees may elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company may elect to make an annual discretionary contribution to the Plan of up to 25% of each participant's eligible compensation, subject to certain limitations. Participants' voluntary contributions and Company contributions to the Plan vest immediately. The Company also contributes to a winery workers' retirement plan which provides retirement benefits for union employees. In the event of withdrawal or plan termination the Company could be liable for its proportionate share of a plan's unfunded vested benefits. The information required to determine the amount of this contingent obligation is not readily available. Retirement plan costs charged to operations were $101,220, $104,448 and $107,503 for the years ended June 30, 1999, 2000 and 2001, respectively.

    The Company has a deferred compensation plan for officers, key employees and directors that enables participants to defer portions of their current compensation.

9.  LEASES

    The Company leases cooperage and equipment under both capital and operating lease arrangements. Future minimum payments by fiscal year and in aggregate under such capital leases and noncancellable operating leases with terms of one year or more consist of the following at June 30, 2001:

	Capital Leases	Operating Leases
2002	$3,034,319	$391,810
2003	3,034,319	102,609
2004	3,034,319	14,563
2005	2,814,536	3,566
2006	2,721,155	1,783
Thereafter	3,343,995	—

Total minimum lease payments	17,982,643	$514,331

Amount representing interest	(3,369,307)

Net present value of minimum lease payments	14,613,336
Less current maturities	(2,084,240)

	$12,529,096

    The following is a summary of cost and accumulated amortization on capitalized cooperage and equipment leases:

	June 30,
	2000	2001
Cooperage	$7,586,711	$8,453,990
Equipment	2,768,060	9,673,016
Less accumulated amortization	(1,303,406)	(1,745,332)

	$9,051,365	$16,381,674

    Rent expense totaled $903,874, $890,310 and $1,024,198 for the years ended June 30, 1999, 2000 and 2001, respectively.

10.  BUSINESS SEGMENT INFORMATION

    The Company's chief decision maker evaluates performance based on gross profit of the following four segments: bulk wine, wine grapes, case goods and brandy. The bulk wine segment includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes production of proprietary and private label bottled wine, wine-related and malt-based alcoholic beverages and custom bottling and storage services. The Company's brandy segment includes production of brandy and spirits and brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

    Segment information as of June 30, 2000 and 2001 and for the years ended June 30, 1999, 2000 and 2001 is as follows:

	Year Ended June 30,
	1999	2000	2001
Revenues, net:
Bulk wine	$65,116,190	$55,832,192	$57,383,986
Wine grapes	13,260,863	10,616,502	6,810,530
Case goods	15,794,918	15,910,972	20,257,658
Brandy	13,583,441	14,552,343	13,483,096

Total revenues, net	107,755,412	96,912,009	97,935,270
Cost of Sales:
Bulk wine	51,872,756	44,468,581	40,876,015
Wine grapes	9,238,208	10,704,360	6,163,036
Case goods	12,433,359	14,572,716	20,023,816
Brandy	9,838,537	11,099,376	10,338,226

Total cost of sales	83,382,860	80,845,033	77,401,093
Gross Profit:
Bulk wine	13,243,434	11,363,611	16,507,971
Wine grapes	4,022,655	(87,858)	647,494
Case goods	3,361,559	1,338,256	233,842
Brandy	3,744,904	3,452,967	3,144,870

Total gross profit	$24,372,552	$16,066,976	$20,534,177

Capital Expenditures:
Bulk wine	$7,381,021	$4,359,304	$2,432,810
Wine grapes	1,620,255	413,380	104,188
Case goods	742,397	2,019,138	10,325,086
Brandy	808,403	721,432	323,312
Corporate	987,015	101,171	6,120,612

Total	$11,539,061	$7,614,425	$19,306,008

Depreciation and amortization:
Bulk wine	$3,008,156	$4,471,833	$5,242,010
Wine grapes	680,068	550,883	420,950
Case goods	113,881	233,035	516,217
Brandy	486,561	614,696	561,903
Corporate	164,837	340,669	325,765

Total	$4,453,503	$6,211,116	$7,066,845

	June 30
	2000	2001
Total Assets:
Bulk wine	$58,459,525	$56,846,347
Wine grapes	35,948,798	33,484,548
Case goods	9,950,461	23,520,208
Brandy	8,554,474	6,773,055
Corporate	3,829,547	10,556,699

Total	$116,742,805	$131,180,857

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

  Equipment and Cooperage Purchase Commitments

    As of June 30, 2001, the Company had entered into contracts aggregating approximately $1,737,000 for the purchase of processing equipment and cooperage.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows:

	Year Ended June 30,
	1999	2000	2001
Interest paid	$5,138,846	$4,143,279	$3,558,109
Income taxes paid/(refunded)	733,111	(600,000)	(200,000)
Property acquired under capital lease	3,410,877	—	24,825
Tax benefit of stock option exercises	55,227	—	39,692
Conversion of junior preferred stock to common stock	733,831	—	—

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STATE VINTNERS, INC.
By:	/s/ JOHN G. KELLEHER John G. Kelleher Chief Financial Officer September 28, 2001

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey B. O'Neill, Mark A. Larson, John G. Kelleher and Jeffrey J. Brown, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY B. O'NEILL Jeffrey B. O'Neill	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2001
/s/ MARK A. LARSON Mark A. Larson	Chief Operating Officer and President	September 28, 2001
/s/ JOHN G. KELLEHER John G. Kelleher	Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)	September 28, 2001
/s/ JEFFREY J. BROWN Jeffrey J. Brown	Chairman of the Board, Assistant Secretary and Director	September 28, 2001

/s/ NICHOLAS B. BINKLEY Nicholas B. Binkley	Director	September 28, 2001
/s/ LAWRENCE R. BUCHALTER Lawrence R. Buchalter	Director	September 28, 2001
/s/ JEAN-MICHEL VALETTE Jean-Michel Valette	Director	September 28, 2001
/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	September 28, 2001
/s/ PETER W. MULLIN Peter W. Mullin	Director	September 28, 2001
/s/ GREG J. FORREST Greg J. Forrest	Director	September 28, 2001

Item 14(a)(2)

GOLDEN STATE VINTNERS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended June 30, 1999:
Allowance for uncollectible accounts	$176	$1,100	$(4)	$1,272
Year ended June 30, 2000:
Allowance for uncollectible accounts	1,272	(200)	(115)	957
Year ended June 30, 2001:
Allowance for uncollectible accounts	957	50	(505)	502

QuickLinks

PART I
Fiscal 2001 Revenues (dollars in millions)
Production at The Company's Winemaking Facilities
The Company's Vineyard Properties
Net Production Acres Owned by GSV and Tons Produced
RISK FACTORS
PART II
PART III
PART IV
INDEPENDENT AUDITORS' REPORT
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES
POWER OF ATTORNEY