Form 10-Q
period 2001-09-30
GOLDEN STATE VINTNERS INC
filed 2001-11-14
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-24651

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

    /x/ Yes      / / No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of November 12, 2001 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2001	June 30, 2001
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$68	$488
Trade and other receivables—net	17,236	10,042
Inventories	40,309	23,659
Refundable income taxes	353	1,892
Prepaid expenses and other current assets	695	413

Total current assets	58,661	36,494
PROPERTY, PLANT AND EQUIPMENT—Net	96,891	94,720
OTHER ASSETS	1,001	904

TOTAL ASSETS	$156,553	$132,118

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$11,200	$—
Cash overdraft	3,211	—
Accounts payable	9,093	5,684
Grower payable	9,366	195
Payroll and related liabilities	1,271	1,770
Accrued interest	267	388
Other accrued liabilities	955	915
Deferred income taxes	609	1,811
Current portion of long-term debt	4,480	4,396

Total current liabilities	40,452	15,159
LONG-TERM DEBT	38,581	39,792
DEFERRED COMPENSATION	214	149
DEFERRED INCOME TAXES	12,548	11,852
STOCKHOLDERS' EQUITY:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at September 30, 2001 and at June 30, 2001, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,323 shares issued at September 30, 2001 and 5,155,733 shares issued at June 30, 2001	52	52
Paid-in capital	45,058	45,058
Retained earnings	19,751	20,095

Total common stock, paid-in capital and retained earnings	64,904	65,248
Treasury stock (21,884 and 11,884 shares at September 30, 2001 and June 30, 2001, respectively)	(146)	(82)

Total stockholders' equity	64,758	65,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,553	$132,118

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,
	2001	2000
		(Restated)
REVENUES:
Bulk wine and juice	$7,675	$8,423
Wine grapes	1,938	5,219
Case goods	5,966	4,069
Brandy and spirits	1,820	1,157

Total revenues	17,399	18,868
COST OF SALES	14,445	15,482

GROSS PROFIT	2,954	3,386
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,663	2,012

INCOME FROM OPERATIONS	291	1,374
INTEREST EXPENSE	839	854
OTHER (INCOME) EXPENSE	(22)	(17)

INCOME (LOSS) BEFORE INCOME TAXES	(526)	537
INCOME TAXES (BENEFIT)	(182)	193

NET INCOME (LOSS)	$(344)	$344

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.04)	$0.04

DILUTED	$(0.04)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,518	9,498

DILUTED	9,518	9,638

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended September 30,
	2001	2000
		(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$(344)	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,672	1,906
Change in allowance for doubtful accounts	—	—
Loss on disposal of assets	3	—
Change in cash surrender value of life insurance policies	43	—
Deferred income taxes	(506)	(26)
Changes in assets and liabilities:
Trade and other receivables	(7,194)	(7,098)
Inventories	(16,279)	(14,766)
Prepaid expenses and other current assets	(282)	455
Accounts payable	3,409	2,337
Grower payable	9,171	11,062
Payroll and related liabilities	(499)	171
Other accrued liabilities	40	245
Accrued interest	(121)	(164)
Deferred compensation	65	—
Income taxes refundable/payable	1,539	220

Net cash used in operating activities	(9,283)	(5,314)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,185)	(2,811)
Refund (payment) of deposits	(156)	8

Net cash used in investing activities	(4,341)	(2,803)
FINANCING ACTIVITIES:
Borrowings on line of credit	12,200	9,200
Payments on line of credit	(1,000)	(2,800)
Change in cash overdraft	3,211	2,690
Repayments of long-term debt	(1,143)	(951)
Treasury stock purchases	(64)	—

Net cash provided by financing activities	13,204	8,139

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(420)	22
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	488	39

CASH AND EQUIVALENTS, END OF PERIOD	$68	$61

OTHER CASH FLOW INFORMATION:
Interest paid	$924	$1,014

Income taxes paid (refunded), net	$(1,214)	$—

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001 and its results of operations and its cash flows for the three month periods ended September 30, 2001 and 2000. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2001, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

    Effective July 1, 2001, the Company changed its wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines and brandy sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting will reduce intra-year cost of sales volatility; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. As of September 30, 2001, the effect of this change increased current assets and retained earnings by $0.6 million each. For the three months ended September 30, 2001, the restatement decreased net loss by $0.1 million, or $0.01 per share. As of July 1, 2001, the effect of this restatement increased current assets, current liabilities and retained earnings by $0.9 million, $0.5 million and $0.4 million, respectively. For the three months ended September 30, 2000, the restatement decreased net income by $0.2 million, or $0.02 per share.

Note 2—Inventories:

    Inventories consist of the following (in thousands):

	September 30, 2001	June 30, 2001
		(Restated)

Bulk wine	$28,247	$10,284
Cased and bottled wine	5,890	3,997
Brandy	3,902	1,204
Juice, supplies and other	1,088	979
Unharvested crop costs	1,182	7,195

Total	$40,309	$23,659

Note 3—New Accounting Pronouncements

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

    In December 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," which clarifies the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted this standard effective July 1, 2000. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In June 2001, the FASB issued three statements: No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Assets Retirement Obligations. In August 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. "SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill and certain identifiable intangible assets will not be amortized and requires impairment tests for goodwill and certain identifiable intangible assets. SFAS No. 143 provides that asset retirement obligations be measured at fair value and be discounted. Dismantlement and restoration costs should be recognized as liabilities when incurred. SFAS No. 144 provides that impairment losses be recognized only if the carrying amount of the long-lived assets is not recoverable from undiscounted cash flows. Any impairment loss recognized would be the difference between the carrying value of the asset and its fair value. The Company adopted SFAS Nos. 141, 142 and 143 effective July 1, 2001. Adoption of these statements had no material impact on the Company's consolidated financial position, results of operations or cash flows. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not completed the process of evaluating the impact of adopting SFAS No. 144. The Company is therefore unable to disclose the impact that adoptions SFAS No. 144 will have on its financial position, results of operations and cash flows when such statements are adopted."

Note 4—Treasury Stock

    On November 8, 2000, the Board of Directors of the Company approved the purchase of up to 1,000,000 shares of its outstanding Class B Common Stock. Through September 30, 2001, the Company has purchased 21,884 shares for approximately $146,200.

Note 5—Business Segment Information

    The Company's chief decision maker evaluates performance based on gross profit of the following four segments: bulk wine, wine grapes, case goods, and brandy. The bulk wine segment includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes production of proprietary and private label bottled wine and other alcoholic beverages and custom bottling and storage services and custom bottling services for malt-based alcoholic beverages to three major customers on long-term production contracts. The Company's brandy segment includes production of brandy and spirits and brandy barrel storage and related barreling services. The

Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

    Segment information as of September 30, 2001 and June 30, 2001 and for the three month periods ended September 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended September 30
	2001	2000
		(Restated)
Revenues, net:
Bulk wine	$7,675	$8,423
Wine grapes	1,938	5,219
Case goods	5,966	4,069
Brandy	1,820	1,157

Total revenues, net	17,399	18,868
Cost of Sales:
Bulk wine	6,182	7,127
Wine grapes	1,780	4,116
Case goods	5,003	3,397
Brandy	1,480	842

Total cost of sales	14,445	15,482
Gross Profit:
Bulk wine	1,493	1,296
Wine grapes	158	1,103
Case goods	963	672
Brandy	340	315

Total gross profit	$2,954	$3,386

Capital Expenditures:
Bulk wine	$2,088	$784
Wine grapes	112	21
Case goods	971	1,040
Brandy	252	119
Corporate	762	847

Total	$4,185	$2,811

Depreciation and amortization:
Bulk wine	$1,034	$1,291
Wine grapes	107	385
Case goods	341	104
Brandy	95	54
Corporate	95	72

Total	$1,672	$1,906

	September 30, 2001	June 30, 2001
		(Restated)
Total Assets:
Bulk wine	$79,797	$56,307
Wine grapes	28,804	33,484
Case goods	28,040	24,485
Brandy	10,263	7,080
Corporate	9,649	10,762

Total	$156,553	$132,118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis of the financial condition and results of operations of Golden State Vintners, Inc. ("we" or "us" or the "Company") contains "Forward-Looking Statements," as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. Our results may differ materially from those anticipated in such Forward-Looking Statements as a result of a number of factors, including without limitation, (i) reduced consumer spending or a change in consumer preferences, which could reduce demand for our wines; (ii) competition from various domestic and foreign wine producers which could affect our ability to sustain volume and revenue growth; (iii) interest rates and other business and economic conditions which could increase significantly the costs and risks of projected capital spending; and (iv) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes we produce. Each of these factors, and other risks pertaining to our business, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2001. We undertake no obligation to publicly update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

  Seasonality and Quarterly Results

    We have experienced and expect to continue to experience seasonal and quarterly fluctuations in our revenues. Because of the inherent seasonality of our operations, we have historically reported our highest revenues and net income in our second fiscal quarter as we sell most of our bulk wine in the second quarter, immediately after crush, and perform many of our wine processing services in the first and second quarters. As a result, we typically report lower revenues and net income (loss) in the third and fourth fiscal quarters.

  Three Months Ended September 30, 2001 and 2000

  Revenues

    Total revenues for the first quarter of fiscal 2002 were $17.4 million, a decrease of $1.5 million or 7.9%, as compared to revenues of $18.9 million for the first quarter of fiscal 2001. The overall decrease in revenues is due to decreases in wine grape and bulk wine revenues as partially offset by increased case goods and brandy revenues.

    Bulk Wine and Related Services.  For the first quarter of fiscal 2002, revenues from bulk wine and related services were $7.7 million, a decrease of $0.7 million or 8.3%, as compared to revenues of $8.4 million in the first quarter of fiscal 2001. The period to period decrease was a result of increased gallons sold at lower average prices due to product mix.

    Wine Grapes.  In the first quarter of fiscal 2002, revenues from grape sales were $1.9 million, a decrease of $3.3 million or 63.5%, as compared to revenues of $5.2 million in the first quarter of fiscal 2001. Wine grape revenues consist of revenues from grapes grown on our vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes." The decline in this segment's revenues are primarily due to price declines and reduced volume sold of Company grown grapes consistent with our plan to use more Company grown grapes in our operations.

    Case Goods and Related Services.  For the first quarter of fiscal 2002, revenues from case goods and related services were $6.0 million, an increase of $1.9 million or 46.3%, as compared to revenues of $4.1 million in the first quarter of fiscal 2001. In the fourth quarter of fiscal 2001, we commenced custom bottling services for malt-based alcoholic beverages on our $10 million high-speed bottling line. Revenues recognized on such services were $2.0 million in the first quarter of fiscal 2002. We expect production levels and related revenues to increase in future quarters in fiscal 2002.

    Brandy.  For the first quarter of fiscal 2002, revenues from the sale of brandy and grape spirits were $1.8 million, an increase of $0.6 million or 50.0%, as compared to revenues of $1.2 million in the first quarter of fiscal 2001. The period to period increase in brandy revenue was to due to earlier production of brandy resulting from an earlier harvest.

  Cost of Sales.

    For the first quarter of fiscal 2002, total cost of sales was $14.4 million, a decrease of $1.1 million or 7.1%, from $15.5 million in the first quarter of fiscal 2001. As a percentage of revenues, cost of sales for the first quarter of fiscal 2002 was 83.0%, an increase from 82.1% in the first quarter of fiscal 2001. The increase in cost of sales on a percentage of revenue basis was primarily as a result of 1) increased per ton grape costs as a percentage of associated revenues due to decreased grape market pricing and product variety mix of grapes sold and 2) reduced pricing per proof gallon of brandy sold.

    Effective July 1, 2001, we changed our wine and brandy inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of this accounting change, see Note 1 of Notes to Consolidated Financial Statements.

  Gross Profit

    In the first quarter of fiscal 2002, we realized gross profit of $3.0 million, a decrease of $0.4 million or 11.8%, as compared to $3.4 million in the first quarter of fiscal 2001. As a percentage of revenues, gross profit for the first quarter of fiscal 2002 was 17.0%, a decrease from 17.9% in the first quarter of fiscal 2001, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

    For the first quarter of fiscal 2002, selling, general and administrative expenses were $2.7 million, an increase of $0.7 million or 35.0%, from $2.0 million in the first quarter of fiscal 2001. The period to period increase is due to increased payroll and related expenses consistent with our goal to strengthen and enhance our management team.

  Interest Expense

    For the first quarter of fiscal 2002, interest expense was $0.8 million, a decrease of $0.1 million or 11.1%, as compared to interest expense of $0.9 million in the first quarter of fiscal 2001. The period to period decline resulted despite increased average borrowings on our line of credit and long-term debt because more interest was capitalized related to capital projects in progress.

  Net Income (Loss)

    For the first quarter of fiscal 2002, net loss was $0.3 million, a decrease of $0.6 million, as compared to net income of $0.3 million in the first quarter of fiscal 2001. Net loss for the first quarter of fiscal 2002 was impacted by factors covered above.

  Earnings Per Share

    For the first quarter of fiscal 2002, diluted earnings (loss) per share was $0.04 compared to diluted earnings per share of $0.04 for the first quarter of fiscal 2001.

  Liquidity and Capital Resources

    Our working capital position at September 30, 2001 was $18.2 million, compared to $21.3 million at June 30, 2001. The decrease in working capital is due to cash expenditures for fixed assets. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $11.2 million at September 30, 2001, with no outstanding balance at June 30, 2001. Unused availability under the line of credit was $4.8 million at September 30, 2001.

    Net cash used in operating activities for the first three months of fiscal 2002 was $9.3 million, compared to net cash used in operations of $5.3 million for the first three months of fiscal 2001. The decrease in cash provided by operations resulted from reduced income and timing differences in working capital accounts.

    The change to the FIFO method of accounting discussed above will result in incremental taxes of approximately $2.0 million to be paid over four years beginning with the fiscal 2001 tax return. Payment of these incremental taxes will not change our effective tax rate.

    Capital expenditures for the first three months of fiscal 2002 were $4.2 million, compared to $2.8 million in the first three months of fiscal 2001. We are funding these expenditures from cash provided by operations and our working capital line. We intend to finance current and future capital expenditures through long-term financing arrangements although operating and working capital line sources are adequate for our current capital expenditure programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

    Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at September 30, 2001, and estimates the balances of such debt in future periods ($ millions):

	September 30,	June 30,
	2001	2002	2003	2004	2005	2006
Bank line of credit:
Variable Rate:
Average Outstanding*	$2.4	$5.0	$5.0	$5.0	$5.0	$5.0
Weighted average rate per period	4.8%	7.5%	7.5%	7.5%	7.5%	7.5%

Long-term Debt:
Fixed Rate:
Average Outstanding	$43.6	$42.0	$37.0	$31.4	$26.7	$14.5
Weighted average rate per period	8.5%	8.5%	8.3%	8.4%	8.5%	8.5%

*
Based on current anticipated cash flow, we believe that our bank line of credit will be periodically used to fund operations in our peak season.

    During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the three months ended September 30, 2001, the average outstanding balance under this line was approximately $2.4 million, with a weighted average interest rate of approximately 4.8%.

    At September 30, 2001, the balance on our fixed rate long-term debt was $43.1 million and carried a weighted average interest rate of approximately 8.4%. The weighted average interest rate for the three months ended September 30, 2001 for all our debt was approximately 8.1%.

    For strategic reasons, we enter into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and the corresponding amendments under SFAS 138, these contracts qualify as normal sales and purchases contracts, under which we expect to take physical delivery. Of our four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most of our products is wine grapes. We enter into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contains annual harvest market price adjustment clauses, including individual harvest year minimum pricing. For fiscal 2001, or the 2000 harvest year, none of our total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest.

    A significant portion of our annual wine and brandy production is committed under sales contracts. We maintain a certain amount of uncommitted product inventory to meet customer demand. At June 30, 2001, our reported inventory value of bulk wine and brandy was $11.7 million, of which approximately $6.6 million, or 56%, is committed to sales contracts. Uncommitted inventory of approximately $5.1 million, or 44% is reserved for future case goods sales and for spot market bulk wine sales. We generally match preproduction contractual sales with contracted material supply agreements and will continue to maintain certain uncommitted inventory.

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

Concentration of Customers

Much of Our Revenues Are Derived From Only a Few Customers, the Loss of Any One of Which Would Harm Our Business

    During fiscal 2001, five of our customers accounted for approximately 44% of our revenues, with Heaven Hill and Constellation accounting for approximately 14% and 13%, respectively. While some of our largest customers have entered into some form of long-term contract with us, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business we are currently conducting with such customers will continue at such levels. The loss of any one of our major customers or a significant reduction in the volume of their business with us could have a material adverse effect on our business, financial condition and results of operations.

A Decrease in Customer Spending Would Harm Our Business

    The growth of the wine industry and the success of our business depend to a significant extent on a number of factors relating to discretionary consumer spending, including the general condition of the economy, general levels of consumer confidence, federal, state and local taxation, and the deductibility of business entertainment expenses under federal and state tax laws. The current economic downturn both in the U.S. and abroad could adversely affect discretionary consumer spending generally, or purchases of wine specifically, which could have a material adverse effect on our business. Imposition of excise or other taxes on wine could also negatively impact the wine industry by increasing wine prices for consumers.

Bad Weather, Pests and Diseases Could Adversely Affect Our Business

    Grape production is subject to a variety of agricultural risks. Extreme weather conditions can materially and adversely affect the quality and quantity of grapes produced. There can be no assurance that inclement weather in the future will not affect a substantial portion of our vineyards in any year and have a material adverse effect on our business, financial condition and results of operations.

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

    Substantially all of our vineyards are planted on their own rootstock that is not phylloxera-resistant. In the fall of 1997, phylloxera was discovered in certain acres of our vineyards located in Fresno County. We believe that the scope of this phylloxera infestation is modest, though there can be no assurance in that regard. Additionally, we believe the climate, soil and water conditions in California's San Joaquin Valley slow the development of phylloxera in vineyard roots. Further, 1998, 1999 and 2000 harvest yields from our phylloxera-infested acres were not notably lower than yields from surrounding, non-infested acreage. There can, however, be no assurance that phylloxera will not spread throughout adjoining vineyard acres, or infest any of our other vineyards which could reduce yields and require a significant investment in replanting with disease-resistant root stock, all of which would have a material adverse effect on the Company.

    In recent years the Glassy-Winged Sharpshooter ("GWSS") has emerged as an efficient vector of Pierce's disease. Pierce's disease is a serious threat to wine grapes and combined with large GWSS populations can destroy vineyards over a several year period. The GWSS has been discovered in low populations throughout many of California's grape regions. A number of vineyards in a small grape growing region in Southern California have been destroyed by Pierce's disease. We have engaged a consultant to monitor the pest and advise regarding the latest research developments. To date, the GWSS has not been found on our vineyards and we believe there is no immediate Pierce's threat. While the grape industry is hopeful the spread of Pierce's disease can be controlled, an infestation of our vineyards would have a materially adverse effect on our operations and profitability.

    Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix and various grapevine diseases. Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss. Gophers, rabbits, deer and birds can also pose a problem for vineyards, and wine grapevines are also susceptible to certain viral infections which may cause reduction of yields. In addition, the presence of potentially harmful nematodes in relatively high numbers has been detected in certain acres of our vineyards. While we believe that none of these infestations or infections currently poses a major threat to our vineyards, they could do so in the future and could subject our vineyards to severe damage, which could have a material adverse effect on our business, financial position and results of operations.

Intense Competition in the Wine Industry Could Adversely Affect Our Business

    The wine industry is extremely competitive. We compete with several well-capitalized companies in the production of bulk wine. Further, many of our current and prospective competitors have substantially greater financial, production, personnel and other resources than us. In order to meet near-term shortfalls in supply, a number of wineries have commenced purchases of wine from foreign sources. Because of higher production costs in the United States some wineries can achieve significant cost savings, even after taking into account shipping costs, by importing bulk wine from abroad. Some countries, such as France and Australia, have launched marketing campaigns to increase their sales in the United States. Foreign competition can be expected to continue and increase. In addition, our principal winery customers compete with each other and with other wineries located in the United States, Europe, South America, South Africa and Australia. Wine also competes with other alcoholic, and to a lesser degree, nonalcoholic beverages, and to the extent wine consumers reduce consumption of wine in favor of such other beverages, demand for wine and the Company's products and services could decline.

Difficulties in Production of Bulk Wine Could Affect Our Financial Condition

    While we have substantial experience in producing and processing bulk wine, we may still experience production difficulties and delays with respect to the delivery of finished wine. We generally guarantee the quality of the wine produced, which could result in our bearing financial responsibility for wine that fails to meet agreed upon quality standards. From time to time, we have received claims from customers based on alleged defects in wine we produce. Such production difficulties could have a material adverse effect on our business, results of operations and financial condition.

Adverse Public Opinion About Alcohol May Harm Our Business

    In recent years there has been substantial publicity regarding the possible health benefits of moderate wine consumption. The results of a number of studies suggest that moderate consumption of wine (or other alcoholic beverages) could result in decreased mortality and other health benefits. Alternatively, anti-alcohol groups have, in the past, successfully advocated more stringent labeling requirements and other regulations designed to discourage consumption of alcoholic beverages, including wine. More restrictive regulations, negative publicity regarding alcohol consumption, publication of studies that indicate a significant health risk from moderate consumption of alcohol or changes in consumer perceptions of the relative healthfulness or safety of wine generally could adversely affect the sale and consumption of wine and the demand for wine and wine grapes and could have a material adverse effect on our business, financial condition and results of operations.

Loss of a Major Bulk Wine Customer Could Adversely Affect Our Operations

    Bulk wine and related services accounted for approximately 59% of our revenues in fiscal 2001. We continue to provide resources for expanding this portion of our business. Any loss of a major bulk wine customer could reduce our bulk wine revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Decreased Demand for Our Case Goods Could Harm Our Business

    Sales of case goods and related services accounted for approximately 21% of revenues in fiscal 2001. A significant portion of our case goods revenues consists of short-term private label case goods sales. Additionally, our higher margin proprietary case goods revenues resulted from sales of our relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect our case goods sales.

Wine Grape and Bulk Wine Price Declines Would Harm Our Business

    Recent developments resulted in certain California wine grape and bulk wine prices declining significantly, which could have a material adverse effect on our business, financial condition and results of operations. Such developments include (1) plantings of new vineyards, (2) yield enhancements through technological advances and (3) denser plantings of vines.

We Use Pesticides and Other Hazardous Substances in Our Business

    Our current operations emit ethanol and require the periodic use of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The emission and usage of these chemicals are, to varying degrees, subject to federal and state regulation. We believe that our properties and operations have been and continue to be in material compliance with relevant environmental regulations. At the same time, if hazardous substances are discovered to have emanated from our properties, we could be subject to material liability arising from the remediation of such potential harm. Additionally our processing operations generally require the disposal of water-based effluents. As environmental regulations tighten we cannot be assured our current waste water management practices will meet such standards.

The Seasonality of Our Business Could Cause Our Stock Price to Fluctuate

    The wine grape business is extremely seasonal and we recognize the vast majority of our revenues in the first six months of its fiscal year. We are not positioned to maximize quarter-to-quarter results, and our quarterly results should not be considered indicative of those to be expected for a full year. We recorded 65% of our revenues during the first six months of our 2001 fiscal year. We have historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. In fiscal 1999 and 2000, El Nino-related weather conditions, among other things, caused an approximate four week delay in the California wine grape harvest as compared to the prior year's harvest. The late harvest of grapes resulted in increased revenues in the second and third quarters of fiscal 1999 and 2000. Seasonality of revenues also affects our cash flow requirements. In the past, we have borrowed funds under lines of credit from late summer through the fall to finance inventory build-up during the fall crush season. We also historically borrow funds through the spring and summer to finance crop production costs through harvest. Such seasonality in revenues and borrowings may lead to significant fluctuations in our reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Utility Supplies and Costs Could Adversely Affect Our Operations

    California is currently experiencing volatility in energy costs and supply. Our operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. To ensure such sources, we have, in certain circumstances, obtained supply contracts for purchases of natural gas during the peak use period of the grape crush season. We have developed contingency plans to mitigate the effects of possible power outages and increased utility costs which include shifting certain operating processes to off-peak hours. Nevertheless, there can by no assurance that our energy sources will be available on a consistent and reliable basis in the future without an adverse impact on our operations and profitability.

Because We Have Fixed Farming Costs, a Weak Harvest Would Reduce Our Profit

    We incur relatively fixed annual farming costs per vineyard acre. Revenues from grape sales and wine processing and production are not realized until harvest and vary depending upon numerous factors. Vineyard productivity varies from year to year depending upon weather and other factors, and significant variations in annual yields should be expected from time to time. Because production costs are not significantly variable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be fully mitigated by cost reductions and could have an adverse effect upon our profitability.

Loss of Key Personnel Could Harm Our Operations

    We believe our continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer, Mark A. Larson, the Company's President and Chief Operating Officer and John G. Kelleher, the Company's Chief Financial Officer. There can be no assurance that these persons will remain in their management positions, and the loss of the services of any of these persons could have an adverse effect on our business, financial condition and results of operations.

New or Changed Regulations Could Significantly Impact Our Business

    We are subject to a broad range of federal and state regulatory requirements regarding our operations and practices. These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage and other aspects of our business. There can be no assurance that new or revised regulations pertaining to the wine grape production industry will not have a material adverse effect on our business, financial condition and results of operations.

    Wine production and sales are subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, the California Department of Alcohol Beverage Control and other state, local and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol. Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. There can be no assurance that there will not be new or revised laws or regulations pertaining to the wine industry which could have a negative impact on our business.

Our Stock Price May Be Volatile

    The market price of the shares of our Class B Common Stock has declined sharply since our initial public offering in late July 1998. The market price for such shares could continue to be volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, industry consolidation, conditions and trends in the wine industry, changes in recommendations and estimates by security analysts, general market conditions and other factors. There can be no assurance that an active trading market of our Class B Common Stock will be sustained. In addition, stock markets from time to time have experienced price and volume fluctuations that have affected the market price for many companies and that frequently have been unrelated to the operating performance of those companies. Such market fluctuations may adversely affect the market price of our Class B Common Stock.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K.

(a)
Exhibits

Exhibit Number

  11
  Statement Regarding Computation of Per Share Earnings

  18
  Letter re Change in Accounting Principle

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden State Vintners, Inc. (Registrant)
November 14, 2001 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

QuickLinks

GOLDEN STATE VINTNERS, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
GOLDEN STATE VINTNERS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
GOLDEN STATE VINTNERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)
GOLDEN STATE VINTNERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)
GOLDEN STATE VINTNERS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RISK FACTORS
PART II—OTHER INFORMATION
SIGNATURES