Form 10-Q
period 2001-12-31
GOLDEN STATE VINTNERS INC
filed 2002-02-14
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

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

        /x/ Yes            / / No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of February     , 2002 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2001	June 30, 2001
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$771	$488
Trade and other receivables—net	19,127	10,042
Inventories	32,447	23,659
Refundable income taxes	—	1,892
Prepaid expenses and other current assets	409	413

Total current assets	52,754	36,494
PROPERTY, PLANT AND EQUIPMENT—Net	97,941	94,720
OTHER ASSETS	1,018	904

TOTAL ASSETS	$151,713	$132,118

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$16,000	$—
Accounts payable	6,281	5,684
Grower payable	2,543	195
Payroll and related liabilities	1,711	1,770
Accrued interest	343	388
Other accrued liabilities	204	915
Income taxes payable	265	—
Deferred income taxes	745	1,811
Current portion of long-term debt	6,144	4,396

Total current liabilities	34,236	15,159
LONG-TERM DEBT	36,169	39,792
DEFERRED COMPENSATION	330	149
DEFERRED INCOME TAXES	13,173	11,852
STOCKHOLDERS' EQUITY:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at December 31, 2001 and at June 30, 2001, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,323 shares issued at December 31, 2001 and at June 30, 2001	52	52
Paid-in capital	45,058	45,058
Retained earnings	22,798	20,095

Total common stock, paid-in capital and retained earnings	67,951	65,248
Treasury stock (21,884 and 11,884 shares at December 31, 2001 and June 30, 2001, respectively)	(146)	(82)

Total stockholders' equity	67,805	65,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,713	$132,118

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
		(Restated)		(Restated)
REVENUES:
Bulk wine and juice	$22,163	$28,365	$29,838	$36,788
Wine grapes	311	1,300	2,249	6,519
Case goods	6,065	4,133	12,031	8,202
Brandy and spirits	7,421	11,152	9,241	12,309

Total revenues	35,960	44,950	53,359	63,818
COST OF SALES	27,659	35,248	42,104	50,730

GROSS PROFIT	8,301	9,702	11,255	13,088
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,016	2,308	5,679	4,320

INCOME FROM OPERATIONS	5,285	7,394	5,576	8,768
INTEREST EXPENSE	945	1,031	1,784	1,885
OTHER (INCOME) EXPENSE	(320)	106	(342)	89

INCOME BEFORE INCOME TAXES	4,660	6,257	4,134	6,794
INCOME TAXES	1,613	2,214	1,431	2,407

NET INCOME	$3,047	$4,043	$2,703	$4,387

EARNINGS PER COMMON SHARE:
BASIC	$0.32	$0.43	$0.28	$0.46

DILUTED	$0.31	$0.41	$0.28	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,498	9,515	9,498

DILUTED	9,683	9,838	9,747	9,748

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended December 31,
	2001	2000
		(Restated)
OPERATING ACTIVITIES:
Net income	$2,703	$4,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,355	4,656
Loss on disposal of assets	331	153
Employee stock award	—	17
Change in cash surrender value of life insurance policies	11	—
Deferred income taxes	255	1,393
Changes in assets and liabilities:
Trade and other receivables	(9,085)	(16,883)
Inventories	(8,885)	(1,038)
Prepaid expenses and other current assets	4	368
Accounts payable	597	2,853
Grower payable	2,348	3,390
Payroll and related liabilities	(59)	515
Other accrued liabilities	(711)	(333)
Accrued interest	(45)	(49)
Deferred compensation	181	—
Income taxes refundable/payable	2,157	1,715

Net cash provided by (used in) operating activities	(5,843)	1,144
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,435)	(7,864)
Refund (payment) of deposits	(156)	8

Net cash used in investing activities	(7,591)	(7,856)
FINANCING ACTIVITIES:
Borrowings on line of credit	26,100	21,100
Payments on line of credit	(10,100)	(10,100)
Repayments of long-term debt	(2,219)	(1,697)
Treasury stock purchases	(64)	(82)

Net cash provided by financing activities	13,717	9,221

INCREASE IN CASH AND EQUIVALENTS	283	2,509
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	488	39

CASH AND EQUIVALENTS, END OF PERIOD	$771	$2,548

OTHER CASH FLOW INFORMATION:
Interest paid	$1,760	$1,898

Income taxes paid (refunded), net	$(979)	$(700)

Property acquired under capital lease	$312	$—

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2001 and its results of operations for the three and six month periods ended December 31, 2001 and 2000 and its cash flows for the six month periods ended December 31, 2001 and 2000. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2001, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

        Effective July 1, 2001, the Company changed its wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines and brandy sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting will reduce intra-year cost of sales volatility; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. For the six months ended December 31, 2000, the restatement decreased net income by $1.0 million or $0.11 per share. As of July 1, 2001, the effect of this restatement increased current assets, current liabilities and retained earnings by $0.9 million, $0.5 million and $0.4 million, respectively. For the three months ended December 31, 2000, the restatement decreased net income by $0.8 million, or $0.08 per share.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	December 31, 2001	June 30, 2001
		(Restated)

Bulk wine	$23,395	$10,284
Cased and bottled wine	5,464	3,997
Brandy	1,062	1,204
Juice, supplies and other	1,160	979
Unharvested crop costs	1,366	7,195

Total	$32,447	$23,659

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

Note 4—Bank Line of Credit and Long-Term Debt

        The Company has a revolving bank line of credit, expiring July 2002, which provides for borrowings of up to $25,000,000 through March 31, 2002 and $16,000,000 thereafter with variable interest based on interest rate options elected by the Company. The revolving line of credit balance was $16,000,000 at December 31, 2001, with no outstanding balance at June 30, 2001. Unused availability under the line of credit was $9.0 million at December 31, 2001.

Note 5—Treasury Stock

        On November 8, 2000, the Board of Directors of the Company approved the purchase of up to 1,000,000 shares of its outstanding Class B Common Stock. Through December 31, 2001, the Company has purchased 21,884 shares for approximately $146,200.

Note 6—Business Segment Information

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

        Segment information as of December 31, 2001 and June 30, 2001 and for the three and six month periods ended December 31, 2001 and 2000 is as follows (in thousands):

	Three Months Ended December 31		Six Months Ended December 31
	2001	2000	2001	2000
		(Restated)		(Restated)
Revenues, net:
Bulk wine	$22,163	$28,365	$29,838	$36,788
Wine grapes	311	1,300	2,249	6,519
Case goods	6,065	4,133	12,031	8,202
Brandy	7,421	11,152	9,241	12,309

Total revenues, net	35,960	44,950	53,359	63,818
Cost of Sales:
Bulk wine	14,889	19,983	21,071	27,110
Wine grapes	346	1,492	2,126	5,608
Case goods	6,118	4,510	11,121	7,906
Brandy	6,306	9,263	7,786	10,106

Total cost of sales	27,659	35,248	42,104	50,730
Gross Profit:
Bulk wine	7,274	8,382	8,767	9,678
Wine grapes	(35)	(192)	123	911
Case goods	(53)	(377)	910	296
Brandy	1,115	1,889	1,455	2,203

Total gross profit	$8,301	$9,702	$11,255	$13,088

Capital Expenditures:
Bulk wine	$520	$358	$2,608	$1,142
Wine grapes	526	38	638	59
Case goods	1,376	2,058	2,347	3,098
Brandy	74	73	326	192
Corporate	1,066	2,526	1,828	3,373

Total	$3,562	$5,053	$7,747	$7,864

Depreciation and amortization:
Bulk wine	$1,817	$2,108	$2,851	$3,399
Wine grapes	29	25	136	410
Case goods	362	104	703	208
Brandy	375	434	470	488
Corporate	100	79	195	151

Total	$2,683	$2,750	$4,355	$4,656

	December 31, 2001	June 30, 2001
		(Restated)
Total Assets:
Bulk wine	$77,392	$56,307
Wine grapes	27,069	33,484
Case goods	30,038	24,485
Brandy	6,508	7,080
Corporate	10,706	10,762

Total	$151,713	$132,118

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

  Seasonality and Quarterly Results

        We have experienced and expect to continue to experience seasonal and quarterly fluctuations in our revenues. Because of the inherent seasonality of our operations, we have historically reported our highest revenues and net income in our second fiscal quarter as we sell most of our bulk wine in the second quarter, immediately after crush, and perform many of our wine processing services in the first and second quarters. As a result, we typically report lower revenues and net income (loss) in the third and fourth fiscal quarters. In the current fiscal year, we anticipate delayed recognition of bulk wine revenues as a result of a reduced number of long-term bulk wine sales contracts and a corresponding increase in spot contracts relative to previous years. We believe such decrease in long-term bulk sales contracts is attributable to 1) plantings of new vineyards 2) current and anticipated lower bulk wine market prices 3) higher levels of wine inventory held by our customers and 4) increased international competition. We anticipate bulk wine spot sales in the third and fourth quarters will meet our bulk wine revenue projections.

  Three Months Ended December 31, 2001 and 2000

  Revenues

        Total revenues for the second quarter of fiscal 2002 were $36.0 million, a decrease of $9.0 million or 20.0%, as compared to revenues of $45.0 million for the second quarter of fiscal 2001. The overall decrease in revenues is due to decreases in bulk wine, brandy and wine grape revenues partially offset by increased case goods revenues.

        Bulk Wine and Related Services.    For the second quarter of fiscal 2002, revenues from bulk wine and related services were $22.2 million, a decrease of $6.2 million or 21.8%, as compared to revenues of $28.4 million in the second quarter of fiscal 2001. The period to period decrease was a result of a reduced number of bulk wine sales contracts resulting in decreased gallons sold partially offset by higher average sales prices per gallon.

        Wine Grapes.    In the second quarter of fiscal 2002, revenues from grape sales were $0.3 million, a decrease of $1.0 million or 76.9%, as compared to revenues of $1.3 million in the second quarter of fiscal 2001. Wine grape revenues consist of revenues from grapes grown on our vineyards and grapes purchased from outside growers that are resold to various third parties or "resold grapes." The decline in this segment's revenues are primarily due to reduced volume sold and price declines of Company grown grapes consistent with our plan to use more Company grown grapes in our operations.

        Case Goods and Related Services.    For the second quarter of fiscal 2002, revenues from case goods and related services were $6.1 million, an increase of $2.0 million or 48.8%, as compared to revenues of $4.1 million in the second quarter of fiscal 2001. In the fourth quarter of fiscal 2001, we commenced custom bottling services for malt-based alcoholic beverages on our $10 million high-speed bottling line. Revenues recognized on such services were $2.2 million in the second quarter of fiscal 2002.

        Brandy.    For the second quarter of fiscal 2002, revenues from the sale of brandy and grape spirits were $7.4 million, a decrease of $3.8 million or 33.9%, as compared to revenues of $11.2 million in the second quarter of fiscal 2001. The period to period decrease in brandy revenue is due to decreased proof gallons sold at reduced prices and a greater percentage of brandy revenues previously recorded in the first quarter of fiscal 2002.

  Cost of Sales.

        For the second quarter of fiscal 2002, total cost of sales was $27.7 million, a decrease of $7.5 million or 21.3%, from $35.2 million in the second quarter of fiscal 2001. As a percentage of revenues, cost of sales for the second quarter of fiscal 2002 was 76.9%, a decrease from 78.4% in the second quarter of fiscal 2001. The decrease in cost of sales on a percentage of revenue basis was as a result of decreased bulk wine grape costs relative to increased average sales prices per gallon partially offset by higher costs per proof gallon of brandy sold.

        Effective July 1, 2001, we changed our wine and brandy inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of this accounting change, see Note 1 of Notes to Consolidated Financial Statements.

  Gross Profit

        In the second quarter of fiscal 2002, we realized gross profit of $8.3 million, a decrease of $1.4 million or 14.4%, as compared to $9.7 million in the second quarter of fiscal 2001. As a percentage of revenues, gross profit for the second quarter of fiscal 2002 was 23.1%, an increase from 21.6% in the second quarter of fiscal 2001, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the second quarter of fiscal 2002, selling, general and administrative expenses were $3.0 million, an increase of $0.7 million or 30.4%, from $2.3 million in the second quarter of fiscal 2001. The period to period increase is due to increased payroll and related expenses consistent with our goal to strengthen and enhance our management team.

  Interest Expense

        For the second quarter of fiscal 2002, interest expense was $0.9 million, a decrease of $0.1 million or 10.0%, as compared to interest expense of $1.0 million in the second quarter of fiscal 2001. The period to period decline resulted despite increased average borrowings on our line of credit and long-term debt due to more interest capitalized related to capital projects in progress and lower overall interest rates.

  Other Income/Expense

        For the second quarter of fiscal 2002, other income was $0.3 million as compared to other expense of $0.1 million for the second quarter of fiscal 2001. A $0.2 million recovery was recognized on a $0.9 million charge recorded in fiscal 2001 related to power generating equipment committed to be purchased by the Company but subsequently cancelled.

  Net Income

        For the second quarter of fiscal 2002, net income was $3.0 million, a decrease of $1.0 million, as compared to net income of $4.0 million in the second quarter of fiscal 2001. Net income for the second quarter of fiscal 2002 was impacted by factors covered above.

  Earnings Per Share

        For the second quarter of fiscal 2002, diluted earnings per share was $0.31 compared to diluted earnings per share of $0.41 for the second quarter of fiscal 2001.

  Six Months Ended December 31, 2001 and 2000

  Revenues

        Total revenues for the first six months of fiscal 2002 were $53.4 million, a decrease of $10.4 million or 16.3%, as compared to revenues of $63.8 million for the first six months of fiscal 2001. The overall decrease in revenues is due to decreases in bulk wine, wine grapes and brandy revenues as partially offset by increased case goods revenues.

        Bulk Wine and Related Services.    For the first six months of fiscal 2002, revenues from bulk wine and related services were $29.8 million, a decrease of $7.0 million or 19.0%, as compared to revenues of $36.8 million in the first six months of fiscal 2001. The period to period decrease was a result of a reduced number of bulk wine sales contracts resulting in decreased gallons sold partially offset by higher average sales prices per gallon.

        Wine Grapes.    In the first six months of fiscal 2002, revenues from grape sales were $2.2 million, a decrease of $4.3 million or 66.2%, as compared to revenues of $6.5 million in the first six months of 2001. The decline in this segment's revenues are due to reduced volume sold and price declines of Company grown grapes consistent with our plan to use more Company grown grapes in our operations.

        Case Goods and Related Services.    For the first six months of fiscal 2002, revenues from case goods and related services were $12.0 million, an increase of $3.8 million or 46.3%, as compared to revenues of $8.2 million in the first six months of fiscal 2001. The increase is a result of revenues recognized on custom bottling services for malt-based alcoholic beverages of $4.2 million for the six months ended December 31, 2001.

        Brandy.    For the first six months of fiscal 2002, revenues from the sale of brandy and grape spirits were $9.2 million, a decrease of $3.1 million or 25.2%, as compared to revenues of $12.3 million for the first six months of fiscal 2001. The period to period decrease in brandy revenue was due to decreased proof gallons sold at reduced contracted prices.

  Cost of Sales.

        For the first six months of fiscal 2002, total cost of sales was $42.1 million, a decrease of $8.6 or 17.0%, from $50.7 million for the first six months of fiscal 2001. As a percentage of revenues, cost of sales for the first six months of fiscal 2002 was 78.9%, a decrease from 79.5% for the first six months of fiscal 2001. The decrease in cost of sales on a percentage of revenue basis was a result of the decreased grape cost component of bulk wine and case goods costs relative to increased average sales prices per gallon and per case respectively partially offset by 1) increased per ton grape costs as a percentage of wine grape revenues and 2) reduced pricing per proof gallon of brandy sold.

  Gross Profit

        In the first six months of fiscal 2002, we realized gross profit of $11.3 million, a decrease of $1.8 million or 13.7%, as compared to $13.1 million in the first six months of fiscal 2001. As a percentage of revenues, gross profit for the first six months of fiscal 2002 was 21.1%, an increase from 20.5% in the first six months of fiscal 2001, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the first six months of fiscal 2002, selling, general and administrative expenses were $5.7 million, an increase of $1.4 million or 32.6%, from $4.3 million in the first six months of fiscal 2001. The period to period increase was due to increased payroll and related expenses consistent with our goal to strengthen and enhance our management team.

  Interest Expense

        For the first six months of fiscal 2002, interest expense was $1.8 million, a decrease of $0.1 million or 5.3%, as compared to interest expense of $1.9 million in the first six months of fiscal 2001. The period to period decline resulted despite increased average borrowings on our line of credit and long-term debt due to more interest capitalized related to capital projects in progress and lower overall interest rates.

  Net Income

        For the first six months of fiscal 2002, net income was $2.7 million, a decrease of $1.7 million or 38.6%, as compared to net income of $4.4 million in the first six months of fiscal 2001. Net income for the first six months of fiscal 2002 was impacted by factors covered above.

  Earnings Per Share

        For the first six months of fiscal 2002, diluted earnings per share was $0.28 compared to diluted earnings per share of $0.45 for the first six months of fiscal 2001.

  Liquidity and Capital Resources

        Our working capital position at December 31, 2001 was $18.5 million, compared to $21.3 million at June 30, 2001. The decrease in working capital is due to cash expenditures funded with short-term debt. Historically, our investments in receivables and inventories are at their highest in the second quarter and are reduced in the third and fourth quarters. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $16.0 million at December 31, 2001, with no outstanding balance at June 30, 2001. Unused availability under the line of credit was $9.0 million at

December 31, 2001. The line of credit agreement extends through July 2002 and is expected to be renewed at that time.

        Net cash used in operating activities for the first six months of fiscal 2002 was $5.8 million, compared to net cash provided by operations of $1.1 million for the first six months of fiscal 2001. The decrease in cash provided by operations resulted from reduced income and increased inventories.

        The change to the FIFO method of accounting discussed above will result in incremental taxes of approximately $2.0 million to be paid over four years beginning with the fiscal 2001 tax return. Payment of these incremental taxes will not change our effective tax rate.

        Capital expenditures for the first six months of fiscal 2002 were $7.4 million, compared to $7.9 million in the first six months of fiscal 2001. We are funding these expenditures from cash provided by operations and our working capital line. We intend to partially finance current and future capital expenditures through long-term financing arrangements although operating and working capital line sources are adequate for our current capital expenditure programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at December 31, 2001, and estimates the balances of such debt in future periods ($ millions):

	December 31,	June 30,
	2001	2002	2003	2004	2005	2006
Bank line of credit:
Variable Rate:
Average Outstanding*	$8.4	$5.0	$5.0	$5.0	$5.0	$5.0
Weighted average rate per period	4.0%	4.5%	6.0%	7.0%	7.0%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$43.3	$42.2	$37.2	$31.6	$26.8	$14.5
Weighted average rate per period	8.5%	8.5%	8.3%	8.4%	8.5%	8.5%

*
Based on current anticipated cash flow, we believe that our bank line of credit will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the six months ended December 31, 2001, the average outstanding balance under this line was approximately $8.4 million, with a weighted average interest rate of approximately 4.0%.

        At December 31, 2001, the balance on our fixed rate long-term debt was $42.3 million and carried a weighted average interest rate of approximately 8.4%. The weighted average interest rate for the six months ended December 31, 2001 for all our debt was approximately 7.7%.

        For strategic reasons, we enter into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and the corresponding amendments under SFAS 138, these contracts qualify as normal sales and purchases contracts, under which we expect to take physical delivery. Of our four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most of our products is wine grapes. We enter into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contains annual harvest market price adjustment clauses, including individual harvest year minimum pricing. For fiscal 2002, or the 2001 harvest year, none of our total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest.

        A significant portion of our annual wine and brandy production is committed under sales contracts. We maintain a certain amount of uncommitted product inventory to meet customer demand. At December 31, 2001, our reported inventory value of bulk wine and brandy was $24.5 million, of which approximately $11.7 million, or 48%, is committed to sales contracts. Uncommitted inventory of approximately $12.8 million, or 52% is reserved for future case goods sales and for spot market bulk wine sales. We generally match preproduction contractual sales with contracted material supply agreements and will continue to maintain certain uncommitted inventory.

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

A Decrease in Customer Spending Would Harm Our Business

        The growth of the wine industry and the success of our business depend to a significant extent on a number of factors relating to discretionary consumer spending, including the general condition of the economy, general levels of consumer confidence, federal, state and local taxation, and the deductibility of business entertainment expenses under federal and state tax laws. The current economic downturn both in the U.S. and abroad could adversely affect discretionary consumer spending generally, or purchases of wine specifically, which could have a material adverse effect on our business. Current market pressures could negatively impact our lower of cost or market reserves for inventories. In addition, reduced sales could result in increased inventories on hand and possible deterioration of inventory quality.

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

        Substantially all of our vineyards are planted on their own rootstock that is not phylloxera-resistant. In the fall of 1997, phylloxera was discovered in certain acres of our vineyards located in Fresno County. We believe that the scope of this phylloxera infestation is modest, though there can be no assurance in that regard. Additionally, we believe the climate, soil and water conditions in California's San Joaquin Valley slow the development of phylloxera in vineyard roots. Further, recent harvest yields from our phylloxera-infested acres were not notably lower than yields from surrounding, non-infested acreage. There can, however, be no assurance that phylloxera will not spread throughout adjoining vineyard acres, or infest any of our other vineyards which could reduce yields and require a significant investment in replanting with disease-resistant root stock, all of which would have a material adverse effect on the Company.

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

The Seasonality of Our Business Could Cause Our Stock Price to Fluctuate

        The wine grape business is extremely seasonal and we recognize the vast majority of our revenues in the first six months of our fiscal year. We are not positioned to maximize quarter-to-quarter results, and our quarterly results should not be considered indicative of those to be expected for a full year. We recorded 65% of our revenues during the first six months of our 2001 fiscal year. We have historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. Seasonality of revenues also affects our cash flow requirements. In the past, we have borrowed funds under lines of credit from late summer through the fall to finance inventory build-up during the fall crush season. We also historically borrow funds through the spring and summer to finance crop production costs through harvest. Such seasonality in revenues and borrowings may lead to significant fluctuations in our reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Utility Supplies and Costs Could Adversely Affect Our Operations

        California has recently experienced volatility in energy costs and supply. Our operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. To ensure such sources, we have, in certain circumstances, obtained supply contracts for purchases of natural gas during the peak use period of the grape crush season. We have developed contingency plans to mitigate the effects of possible power outages and increased utility costs which include shifting certain operating processes to off-peak hours. Nevertheless, there can be no assurance that our energy sources will be available on a consistent and reliable basis in the future without an adverse impact on our operations and profitability.

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

        Wine production and sales are subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, the California Department of Alcohol Beverage Control and other state, local and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol. Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. In addition, imposition of excise or other taxes on wine could also negatively impact the wine industry by increasing wine prices for consumers. There can be no assurance that there will not be new or revised laws or regulations pertaining to the wine industry which could have a negative impact on our business.

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

Golden State Vintners, Inc. (Registrant)
February 14, 2002 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

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