Form 10-K/A
period 2001-06-30
GOLDEN STATE VINTNERS INC
filed 2002-05-03
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 1-14305

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

EXPLANATORY NOTE:

        The Registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended June 30, 2001, solely to (i) revise Items 6, 7 and 8 to reflect the classification of certain items, previously reported as other income and expense, as components of operating income in the Consolidated Statements of Income, (ii) revise Item 7 to include selected quarterly financial data for each of the quarters in the fiscal years ended June 30, 2001 and 2000, and (iii) to correct the Registrant's Commission file number on the cover page. No other items or exhibits in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001 are amended.

Item 6.    Selected Financial Data.

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

	Year Ended June 30,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of operations data:
Revenues	$95,785	$111,981	$107,755	$96,912	$97,935
Cost of sales	71,996	83,691	83,398	81,075	77,489
Gross profit	23,789	28,290	24,357	15,837	20,446
Selling, general, and administrative expenses (1)	7,396	14,675	8,126	7,756	10,826
Income from operations	16,393	13,615	16,231	8,081	9,620
Interest expense	5,880	6,867	4,522	3,827	2,955
Minority interest	355	112	—	—	—
Income before income taxes	10,158	6,636	11,709	4,254	6,665
Net income	6,170	4,184	8,261	2,723	4,379
Redeemable preferred stock dividends	(1,314)	(1,272)	(400)	—	—
Accretion on preferred stock	—	—	(1,928)	—	—
Redemption of Junior Preferred Stock	(405)	—	—	—	—

Income available to common stockholders	4,451	2,912	5,933	2,723	4,379

Earnings per common share (2):
Basic	$.65	$.42	$.63	$.29	$.46

Diluted	$.65	$.41	$.62	$.28	$.45

Weighted average shares outstanding (2):
Basic	6,860	6,918	9,349	9,498	9,507

Diluted	6,860	7,325	9,621	9,578	9,838

	June 30,
	1997	1998	1999	2000	2001
Balance sheet data:
Working capital	$9,386	$8,846	$22,025	$23,649	$20,895
Total assets	102,111	124,519	128,520	116,743	131,181
Total long-term debt	49,781	51,918	39,250	36,102	39,792
Redeemable preferred stock	8,813	8,951	—	—	—
Stockholders' equity	12,574	18,136	57,483	60,206	64,726

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

        The table below sets forth summary statement of operations data for the three fiscal years ended June 30, 2001:

Summary Statement of Operations Data
(in thousands)

	Year Ended June 30,
	1999	2000	2001
Revenues	$107,755	$96,912	$97,935
Cost of sales	83,398	81,075	77,489

Gross profit	24,357	15,837	20,446
Selling, general and administrative expenses	8,126	7,756	10,826

Income (loss) from operations	16,231	8,081	9,620
Interest expense	4,522	3,827	2,955

Income before income taxes	11,709	4,254	6,665
Income taxes	3,448	1,531	2,286

Net income	$8,261	$2,723	$4,379

        The following table reflects summary statement of operations data shown above, expressed as a percentage of revenues:

Percentage of Revenues

	Year Ended June 30,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of sales	77.4	83.7	79.1

Gross profit	22.6	16.3	20.9
Selling, general and administrative expenses	7.5	8.0	11.1

Income from operations	15.1	8.3	9.8
Interest expense	4.2	3.9	3.0

Income before income taxes	10.9	4.4	6.8
Income taxes	3.2	1.6	2.3

Net income	7.7	2.8	4.5

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

        The following table illustrates the seasonality of the Company's revenues, gross profit and net income (loss) for each of the four fiscal quarters of the Company's 2001 and 2000 fiscal year:

Quarterly Revenues, Gross Profit and Net Income (Loss)

	Fiscal 2001 Quarter Ended
	Sept. 30	Dec. 31	Mar. 31	June 30
	(in thousands, except per share data)
Revenues	$18,868	$44,950	$20,859	$13,258
Percent of revenues for the year ended June 30, 2001	19.3%	45.9%	21.3%	13.5%
Gross profit	$3,727	$10,945	$3,766	$2,008
Percent of gross profit for the year ended June 30, 2001	18.2%	53.6%	18.4%	9.8%
Net income (loss)	$543	$4,858	$(22)	$(1,000)
Percent of net income (loss) for the year ended June 30, 2001	12.4%	111.0%	(.5)%	(22.9)%
Diluted earnings (loss) per common share	$0.06	$0.49	$0.00	$(0.10)
	Fiscal 2000 Quarter Ended
	Sept. 30	Dec. 31	Mar. 31	June 30
	(in thousands, except per share data)
Revenues	$16,356	$53,605	$15,010	$11,941
Percent of revenues for the year ended June 30, 2000	16.9%	55.3%	15.5%	12.3%
Gross profit	$3,004	10,552	384	1,857
Percent of gross profit for the year ended June 30, 2000	19.0%	66.8%	2.4%	11.8%
Net income (loss)	$331	$4,819	$(1,352)	$(1,075)
Percent of net income (loss) for the year ended June 30, 2000	12.2%	176.9%	(49.6)%	(39.5)%
Diluted earnings (loss) per common share	$0.03	$0.51	$(0.14)	$(0.12)

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

  Cost of Sales.

        For fiscal 2001, total cost of sales was $77.5 million, a decrease of $3.6 million or 4.4%, from $81.1 million in fiscal 2000. As a percentage of revenues, cost of sales for fiscal 2001 was 79.1%, a decrease from 83.7% in fiscal 2000. The decrease in cost of sales on a percentage of revenue basis was primarily the result of higher margins on bulk wine sales favorably impacted by the LIFO reserve and lower grape costs which were partially offset by lower unit pricing. For fiscal 2001, the Company's benefit to cost of sales from LIFO was approximately $2.7 million, primarily associated with the bulk wine segment. In addition, vineyard removal costs decreased from $1.8 million to $0.3 million from fiscal 2000 to fiscal 2001 respectively. Case goods cost of sales were negatively impacted by additional costs associated with integrating new bottling activity into the Company's historical bottling programs, and by write-offs of certain dry goods and packaged products.

  Gross Profit

        In fiscal 2001, the Company realized gross profit of $20.4 million, an increase of $4.6 million or 29.1%, as compared to $15.8 million for fiscal 2000. As a percentage of revenues, gross profit for fiscal 2001 was 20.9%, an increase from 16.3% for fiscal 2000. The Company's gross profit and gross margin for fiscal 2001 were the result of items discussed above under "Cost of Sales."

  Selling, General and Administrative

        For fiscal 2001, selling, general and administrative expenses were $10.8 million, an increase of $3.0 million or 38.5% from $7.8 million for fiscal 2000 primarily due to increased professional services expenses and increased payroll and related expenses consistent with the Company's goal to strengthen and enhance its management team. In addition, the Company recognized a $.9 million charge related to power generating equipment committed to be purchased by the Company but subsequently cancelled. The charge includes preliminary engineering costs incurred and estimated losses on the resale of such equipment.

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

  Cost of Sales

        For fiscal 2000, total cost of sales was $81.1 million, a decrease of $2.3 million or 2.8%, from $83.4 million in fiscal 1999. As a percentage of revenues, cost of sales for fiscal 2000 was 83.7%, an increase from 77.4% in fiscal 1999. The increase in cost of sales on a percentage of revenue basis was primarily as a result of 1) increased per ton grape costs due to decreased grape yields from Company owned vineyards, 2) the write-off of approximately $1.8 million related to the removal of approximately 700 acres of vineyards that were underperforming and were expected to remain so in future periods and 3) the decreased utilization of bottling facilities significantly due to start-up inefficiencies associated with a new bottling line in St. Helena.

  Gross Profit

        In fiscal 2000, the Company realized gross profit of $15.8 million, a decrease of $8.6 million or 35.2%, as compared to $24.4 million in fiscal 1999. As a percentage of revenues, gross profit for fiscal 2000 was 16.3%, a decrease from 22.6% in fiscal 1999, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For fiscal 2000, selling, general and administrative expenses were $7.8 million, a decrease of $.3 million or 3.7%, from $8.1 million for fiscal 1999. The period to period decline is due to a decrease in bad debt expense offset by increases related to consulting services and research and market development of various new products.

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

        California is currently experiencing volatility in energy costs and supply. Company operations depend on predictable sources of electricity and natural gas for efficient and cost effective performance. The Company intended to mitigate the effects of possible power outages by purchasing power generating equipment to provide power to essential manufacturing systems, however, due to revised favorable projections of energy supplies, the Company changed its plans regarding such purchases. The Company recognized a charge of approximately $0.9 million (included in selling, general and administrative expenses) related to preliminary engineering costs incurred and estimated losses on the resale of such equipment.

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

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	1999	2000	2001
REVENUES, net:
Bulk wine	$65,116,190	$55,832,192	$57,383,986
Wine grapes	13,260,863	10,616,502	6,810,530
Case goods	15,794,918	15,910,972	20,257,658
Brandy and spirits	13,583,441	14,552,343	13,483,096

Total revenues	107,755,412	96,912,009	97,935,270
COST OF SALES	83,397,861	81,075,295	77,489,301

GROSS PROFIT	24,357,551	15,836,714	20,445,969
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,126,627	7,755,578	10,825,432

INCOME FROM OPERATIONS	16,230,924	8,081,136	9,620,537
INTEREST EXPENSE	(4,521,836)	(3,827,121)	(2,955,362)

INCOME BEFORE INCOME TAXES	11,709,088	4,254,015	6,665,175
INCOME TAXES	3,448,000	1,531,000	2,286,000

NET INCOME	8,261,088	2,723,015	4,379,175
REDEEMABLE PREFERRED STOCK DIVIDENDS	(400,000)	—	—
ACCRETION ON PREFERRED STOCK	(1,927,648)	—	—

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS	$5,933,440	$2,723,015	4,379,175

EARNINGS PER COMMON SHARE:
BASIC	$0.63	$0.29	$0.46

DILUTED	$0.62	$0.28	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	9,348,628	9,498,261	9,506,583

DILUTED	9,621,144	9,578,117	9,838,179

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

  Revision of Classification of Previously Reported Amounts

        The accompanying consolidated statements of income have been revised to reflect the classification of certain items, previously reported as other income and expense, as components of operating income. Such amounts, which were principally losses on disposition of assets, were $956,000, $6,000 and $15,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

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

        Segment information as of June 30, 2000 and 2001 and for the years ended June 30, 1999, 2000 and 2001 is as follows:

	Year Ended June 30,
	1999	2000	2001
Revenues, net:
Bulk wine	$65,116,190	$55,832,192	$57,383,986
Wine grapes	13,260,863	10,616,502	6,810,530
Case goods	15,794,918	15,910,972	20,257,658
Brandy	13,583,441	14,552,343	13,483,096

Total revenues, net	107,755,412	96,912,009	97,935,270
Cost of Sales:
Bulk wine	51,981,838	44,563,126	40,964,223
Wine grapes	9,232,514	10,809,404	6,163,036
Case goods	12,343,359	14,603,389	20,023,816
Brandy	9,840,150	11,099,376	10,338,226

Total cost of sales	83,397,861	81,075,295	77,489,301
Gross Profit:
Bulk wine	13,134,352	11,269,066	16,419,763
Wine grapes	4,028,349	(192,902)	647,494
Case goods	3,451,559	1,307,583	233,842
Brandy	3,743,291	3,452,967	3,144,870

Total gross profit	$24,357,551	$15,836,714	$20,445,969

Capital Expenditures:
Bulk wine	$7,381,021	$4,359,304	$2,432,810
Wine grapes	1,620,255	413,380	104,188
Case goods	742,397	2,019,138	10,325,086
Brandy	808,403	721,432	323,312
Corporate	987,015	101,171	6,120,612

Total	$11,539,061	$7,614,425	$19,306,008

Depreciation and amortization:
Bulk wine	$3,008,156	$4,471,833	$5,242,010
Wine grapes	680,068	550,883	420,950
Case goods	113,881	233,035	516,217
Brandy	486,561	614,696	561,903
Corporate	164,837	340,669	325,765

Total	$4,453,503	$6,211,116	$7,066,845

	June 30
	2000	2001
Total Assets:
Bulk wine	$58,459,525	$56,846,347
Wine grapes	35,948,798	33,484,548
Case goods	9,950,461	23,520,208
Brandy	8,554,474	6,773,055
Corporate	3,829,547	10,556,699

Total	$116,742,805	$131,180,857

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

GOLDEN STATE VINTNERS, INC.
By:	/s/ JOHN G. KELLEHER John G. Kelleher Chief Financial Officer May 2, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Jeffrey B. O'Neill	Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2002
* Mark A. Larson	Chief Operating Officer and President	May 2, 2002
/s/ JOHN G. KELLEHER John G. Kelleher	Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)	May 2, 2002
* Jeffrey J. Brown	Chairman of the Board, Assistant Secretary and Director	May 2, 2002
* Nicholas B. Binkley	Director	May 2, 2002
* Lawrence R. Buchalter	Director	May 2, 2002
* Jean-Michel Valette	Director	May 2, 2002

* W. Scott Hedrick	Director	May 2, 2002
* Peter W. Mullin	Director	May 2, 2002
* Greg J. Forrest	Director	May 2, 2002
*By:	/s/ JOHN G. KELLEHER John G. Kelleher as attorney-in-fact pursuant to a power of attorney previously filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001

QuickLinks

  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
INDEPENDENT AUDITORS' REPORT
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES