Form 10-Q
period 2002-03-31
GOLDEN STATE VINTNERS INC
filed 2002-05-15
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2002

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

        /x/ Yes            / / No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of May 15, 2002 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2002	June 30, 2001
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$80	$488
Trade and other receivables—net	11,758	10,042
Inventories	33,980	23,659
Refundable income taxes	704	1,892
Prepaid expenses and other current assets	620	413

Total current assets	47,142	36,494
PROPERTY, PLANT AND EQUIPMENT—Net	97,152	94,720
OTHER ASSETS	1,583	904

TOTAL ASSETS	$145,877	$132,118

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$12,400	$—
Cash overdraft	2,084	—
Accounts payable	6,036	5,684
Grower payable	224	195
Payroll and related liabilities	774	1,770
Accrued interest	361	388
Other accrued liabilities	180	915
Deferred income taxes	1,701	1,811
Current portion of long-term debt	6,232	4,396

Total current liabilities	29,992	15,159
LONG-TERM DEBT	35,069	39,792
DEFERRED COMPENSATION	411	149
DEFERRED INCOME TAXES	12,765	11,852
STOCKHOLDERS' EQUITY:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at March 31, 2002 and at June 30, 2001, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,323 shares issued at March 31, 2002 and at June 30, 2001	52	52
Paid-in capital	45,058	45,058
Retained earnings	22,633	20,095

Total common stock, paid-in capital and retained earnings	67,786	65,248
Treasury stock (21,884 and 11,884 shares at March 31, 2002 and June 30, 2001, respectively)	(146)	(82)

Total stockholders' equity	67,640	65,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,877	$132,118

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
		(Restated)		(Restated)
REVENUES:
Bulk wine and juice	$7,384	$13,825	$37,222	$50,613
Wine grapes	117	292	2,366	6,811
Case goods	8,268	6,034	20,299	14,236
Brandy and spirits	434	708	9,675	13,017

Total revenues	16,203	20,859	69,562	84,677
COST OF SALES	13,142	17,275	55,158	68,106

GROSS PROFIT	3,061	3,584	14,404	16,571
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,372	3,055	7,797	7,363

INCOME FROM OPERATIONS	689	529	6,607	9,208
INTEREST EXPENSE	944	746	2,728	2,631

INCOME (LOSS) BEFORE INCOME TAXES	(255)	(217)	3,879	6,577
INCOME TAXES	(90)	(85)	1,341	2,322

NET INCOME (LOSS)	$(165)	$(132)	$2,538	$4,255

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.02)	$(0.01)	$0.27	$0.45

DILUTED	$(0.02)	$(0.01)	$0.26	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,507	9,515	9,501

DILUTED	9,513	9,507	9,711	9,812

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended March 31,
	2002	2001
		(Restated)
OPERATING ACTIVITIES:
Net income	$2,538	$4,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,665	6,209
Loss on disposal of assets	(61)	613
Employee stock award	—	20
Change in cash surrender value of life insurance policies	80	—
Deferred income taxes	803	1,838
Changes in assets and liabilities:
Trade and other receivables	(1,716)	(5,779)
Inventories	(9,382)	3,598
Prepaid expenses and other current assets	(207)	264
Accounts payable	352	905
Grower payable	29	174
Payroll and related liabilities	(996)	396
Other accrued liabilities	(735)	(167)
Accrued interest	(27)	(504)
Deferred compensation	262	29
Income taxes refundable/payable	1,188	684

Net cash provided by (used in) operating activities	(2,207)	12,535
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,960)	(12,831)
Proceeds on sales of property, plant and equipment	392	—
Purchase of life insurance policies	(650)	—
Refund (payment) of deposits	(156)	8

Net cash used in investing activities	(9,374)	(12,823)
FINANCING ACTIVITIES:
Borrowings on line of credit	34,500	31,900
Payments on line of credit	(22,100)	(29,900)
Change in cash overdraft	2,084	688
Repayments of long-term debt	(3,247)	(2,480)
Proceeds from stock option exercises	—	162
Treasury stock purchases	(64)	(82)

Net cash provided by financing activities	11,173	288

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(408)	—
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	488	39

CASH AND EQUIVALENTS, END OF PERIOD	$80	$39

OTHER CASH FLOW INFORMATION:
Interest paid	$2,652	$3,126

Income taxes paid (refunded), net	$(649)	$(200)

Property acquired under capital lease	$312	$—

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2002 and its results of operations for the three and nine-month periods ended March 31, 2002 and 2001 and its cash flows for the nine-month periods ended March 31, 2002 and 2001. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, (the "10-K") for the fiscal year ended June 30, 2001, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the three and nine-months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

        Effective July 1, 2001, the Company changed its wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines and brandy sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting will reduce intra-year cost of sales volatility; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. For the nine months ended March 31, 2001, the restatement decreased net income by $1.1 million or $0.11 per share. As of July 1, 2001, the effect of this restatement increased current assets, current liabilities and retained earnings by $0.9 million, $0.5 million and $0.4 million, respectively. For the three months ended March 31, 2001, the restatement decreased net income by $0.1 million, or $0.01 per share.

        Certain reclassifications have been made to the fiscal 2001 amounts in order for them to conform to the fiscal 2002 presentation.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	March 31, 2002	June 30, 2001
		(Restated)

Bulk wine	$20,764	$10,284
Cased and bottled wine	7,040	3,997
Brandy	1,225	1,204
Supplies and other	1,176	979
Unharvested crop costs	3,775	7,195

Total	$33,980	$23,659

        The Company's bulk wine inventory is $10.4 million greater than at March 31, 2001 and substantially in excess of committed sales contracts. Although management believes that this excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

Note 3—New Accounting Pronouncements

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

Note 4—Bank Line of Credit

        The Company's $16.0 million revolving bank line of credit expires in July 2002. The balance outstanding under the line was $12.4 million at March 31, 2002 with no outstanding balance at June 30, 2001. Management is currently negotiating a renewal with the bank and an increase in the amount of the existing line of credit. Although management believes that it will be successful, no assurance can be given that the line will be renewed or, if renewed, that the amount of the line will be increased.

Note 5—Treasury Stock

        On November 8, 2000, the Board of Directors of the Company approved the purchase of up to 1,000,000 shares of its outstanding Class B Common Stock. Through March 31, 2002, the Company has purchased 21,884 shares for approximately $146,200.

Note 6—Business Segment Information

        The Company's chief decision makers evaluate performance based on the profitability of the following four segments: bulk wine, wine grapes, case goods, and brandy. The bulk wine segment includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes production of proprietary and private label bottled wine and other alcoholic beverages and custom bottling and storage services and custom bottling services for malt-based alcoholic beverages to three major customers on long-term production contracts. The Company's brandy segment includes production of brandy and spirits and brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

        Segment information as of March 31, 2002 and June 30, 2001 and for the three- and nine-month periods ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2002	2001	2002	2001
		(Restated)		(Restated)
Revenues, net:
Bulk wine	$7,384	$13,825	$37,222	$50,613
Wine grapes	117	292	2,366	6,811
Case goods	8,268	6,034	20,299	14,236
Brandy	434	708	9,675	13,017

Total revenues, net	16,203	20,859	69,562	84,677
Cost of Sales:
Bulk wine	5,593	10,610	26,640	37,821
Wine grapes	80	587	2,142	6,195
Case goods	7,208	5,877	18,329	13,783
Brandy	261	201	8,047	10,307

Total cost of sales	13,142	17,275	55,158	68,106
Gross Profit:
Bulk wine	1,791	3,215	10,582	12,792
Wine grapes	37	(295)	224	616
Case goods	1,060	157	1,970	453
Brandy	173	507	1,628	2,710

Total gross profit	$3,061	$3,584	$14,404	$16,571

Capital Expenditures:
Bulk wine	$759	$284	$3,367	$1,425
Wine grapes	106	6	744	65
Case goods	155	4,040	2,502	7,139
Brandy	105	106	431	298
Corporate	400	531	2,228	3,904

Total	$1,525	$4,967	$9,272	$12,831

Depreciation and amortization:
Bulk wine	$663	$1,319	$3,514	$4,718
Wine grapes	—	11	136	421
Case goods	442	103	1,145	311
Brandy	35	34	505	522
Corporate	170	86	365	237

Total	$1,310	$1,553	$5,665	$6,209

	March 31, 2002	June 30, 2001
		(Restated)
Total Assets:
Bulk wine	$63,759	$56,307
Wine grapes	28,930	33,484
Case goods	36,125	24,485
Brandy	6,140	7,080
Corporate	10,923	10,762

Total	$145,877	$132,118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Golden State Vintners, Inc. ("we" or "us" or the "Company") contains "Forward-Looking Statements," as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. Our results may differ materially from those anticipated in such Forward-Looking Statements as a result of a number of factors, including without limitation, (i) difficulties in the bulk wine market; (ii) loss of key customers or contracts; (iii) competition from various domestic and foreign wine producers; (iv) interest rates and other business and economic conditions which could increase significantly the costs and risks of projected capital spending; and (v) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes we produce. Each of these factors, and other risks pertaining to our business, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, as amended, for the year ended June 30, 2001. We undertake no obligation to publicly update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Recent Developments

        Our bulk wine business unit continues to experience downward pressure on sales volumes and margins. This is a result of continued softness in the wine industry due to surplus domestic and international bulk wine inventories and a reduction in the number of long-term bulk wine sales contracts relative to previous years. As a result, the Company's bulk wine inventory is $10.4 million greater than at March 31, 2001 and substantially in excess of committed sales contracts. Although management believes that this excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

        In addition, we were notified by a significant customer that they are reducing their requirements by approximately two-thirds for custom processing, storage and barreling services relative to the 2002 crush. Revenues attributable to this customer for the nine-months ended March 31, 2002 were approximately $2.5 million or 7% of bulk wine segment revenues. Management is currently seeking replacement customers at consistent pricing levels. There can be no assurance that we will be able to replace this business volume or with business at comparable pricing levels.

        Our new ready-to-drink ("RTD") bottling unit will not meet our originally anticipated profit levels for the year due to lower than expected customer demand, start-up costs, unplanned capital expenditures and expenditures to maximize bottling line throughput. Furthermore, we were notified that the largest of our three RTD customers intends to exercise a contract provision providing for termination of the contract within a specified number of months. Accordingly, it is currently anticipated that bottling services under this contract will terminate in December 2002 should this provision be exercised. Revenues for the nine-months ended March 31, 2002 related to this contract were approximately $3.8 million or 19% of case goods segment revenues. Based on the anticipated termination of the contract, management is actively pursuing alternate customer relationships.

        We have been in the process of implementing a new enterprise-wide technology platform over the past two years. In January 2002, we implemented all of the modules of the system with the exception of the bulk wine module. Due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module, we are analyzing whether to implement the bulk wine module. If the decision is made not to continue with the development and implementation of the bulk wine module, the Company will write off all or a substantial portion of the capitalized cost, which was $5.5 million at March 31, 2002.

        Due to the financial impact of matters discussed above, we anticipate the possibility of experiencing liquidity issues while we negotiate renewal and increase of our existing line of credit. Our current line provides for up to $16.0 million and expires in July 2002. As of May 6, 2002, the balance on this line was $15.5 million. We are working with our lenders to increase the credit line and extend the maturity date to ensure our borrowing requirements are met.

        We are in the process of completing the sale of approximately 770 acres of our vineyards located in Fresno County. We anticipate a gain of approximately $1.3 million on this sale and that it will close in the fourth quarter of the current fiscal year. The anticipated proceeds of approximately $3.3 million from this sale may not be available for operating purposes. The property collateralizes long-term debt and the lender may require the proceeds to be applied to the loan principal.

        Mark A. Larson, the Company's President and Chief Operating Officer, departed the Company effective May 13, 2002. The Company and Mr. Larson have not finalized severance arrangements. Management believes that it has sufficient executive management personnel to direct its current business volume.

        In light of the foregoing developments, the Company is currently examining other options to reduce its cost structure and increase operating efficiencies.

  Seasonality and Quarterly Results

        We have experienced and expect to continue to experience seasonal and quarterly fluctuations in our revenues. Because of the inherent seasonality of our operations, we have historically reported our highest revenues and net income in our second fiscal quarter as we sell most of our bulk wine in the second quarter, immediately after crush, and perform many of our wine processing services in the first and second quarters. As a result, we typically report lower revenues and net income (loss) in the third and fourth fiscal quarters. In the current fiscal year, we have experienced decreased bulk wine revenues as a result of a reduced number of long-term bulk wine sales contracts relative to previous years. We believe such decrease in long-term bulk sales contracts is attributable to 1) plantings of new vineyards 2) current and anticipated lower bulk wine market prices 3) higher levels of wine inventory held by our customers and 4) increased international competition. We anticipate that these market pressures will continue.

  International.

        Approximately 13% of our revenues in the first nine months of fiscal 2002 were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia.

  Three Months Ended March 31, 2002 and 2001

  Revenues

        Total revenues for the third quarter of fiscal 2002 were $16.2 million, a decrease of $4.7 million or 22.5%, as compared to revenues of $20.9 million for the third quarter of fiscal 2001. The overall decrease in revenues is due to decreases in bulk wine, brandy and wine grape revenues partially offset by increased case goods revenues.

        Bulk Wine and Related Services.    For the third quarter of fiscal 2002, revenues from bulk wine and related services were $7.4 million, a decrease of $6.4 million or 46.4%, as compared to revenues of $13.8 million in the second quarter of fiscal 2001. The decrease was a result of a reduced number of bulk wine contract and spot sales resulting in a decrease of approximately 2.0 million gallons sold at lower average sales prices per gallon partially offset by increased bulk wine storage revenues.

        Case Goods and Related Services.    For the third quarter of fiscal 2002, revenues from case goods and related services were $8.3 million, an increase of $2.3 million or 38.3%, as compared to revenues of $6.0 million in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, we commenced custom bottling services for malt-based alcoholic beverages on our $10 million high-speed bottling line. Revenues recognized on such services were $2.2 million in the third quarter of fiscal 2002.

        Wine Grapes and Brandy    Our wine grapes and brandy business segments realized only a modest amount of revenues in the third quarter of fiscal 2002 consistent with seasonal trends.

  Cost of Sales.

        For the third quarter of fiscal 2002, total cost of sales was $13.1 million, a decrease of $4.2 million or 24.3%, from $17.3 million in the second quarter of fiscal 2001. As a percentage of revenues, cost of sales for the third quarter of fiscal 2002 was 81.1%, a decrease from 82.8% in the third quarter of fiscal 2001. The decrease in cost of sales on a percentage of revenue basis was as a result of prior year additional costs associated with integrating new bottling business activity and write-offs of certain case dry goods and packaged products not experienced in the current year.

        Effective July 1, 2001, we changed our wine and brandy inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of this accounting change, see Note 1 of Notes to Condensed Consolidated Financial Statements.

  Gross Profit

        In the third quarter of fiscal 2002, we realized gross profit of $3.1 million, a decrease of $0.5 million or 13.9%, as compared to $3.6 million in the third quarter of fiscal 2001. As a percentage of revenues, gross profit for the third quarter of fiscal 2002 was 18.8%, an increase from 17.1% in the third quarter of fiscal 2001, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the third quarter of fiscal 2002, selling, general and administrative expenses were $2.4 million, a decrease of $0.7 million or 22.6%, from $3.1 million in the third quarter of fiscal 2001. The period to period decrease is due to the reversal in the third quarter of fiscal 2002 of all bonus expense accruals through December 31, 2001 of approximately $.6 million in fiscal 2002 (compared to bonus expense accrued in the third quarter of fiscal 2001 of approximately $.5 million) partially offset by increased payroll and related expenses consistent with our goal to strengthen and enhance our management team.

  Interest Expense

        For the third quarter of fiscal 2002, interest expense was $0.9 million, an increase of $0.2 million or 28.6%, as compared to interest expense of $0.7 million in the third quarter of fiscal 2001. The period to period increase resulted from substantially increased average borrowings on our line of credit and long-term debt partially offset by lower overall interest rates. Interest capitalized in the quarters ended March 31, 2002 and 2001 was approximately $4,000 and $104,000 respectively.

  Income Taxes.

        The effective tax rate was 35.3% for the third quarter of fiscal 2002 as compared to 39.2% in the third quarter of fiscal 2001. The lower effective tax rate was primarily the result of an increase in manufacturing tax credits.

  Net Income (Loss)

        For the third quarter of fiscal 2002, net loss was $0.2 million in the third quarter of fiscal 2002 and $0.1 million in the third quarter of fiscal 2001. Net loss for the third quarter of fiscal 2002 was impacted by factors covered above.

  Earnings (Loss) Per Share

        For the third quarter of fiscal 2002, diluted loss per share was $0.02 compared to diluted loss per share of $0.01 for the third quarter of fiscal 2001.

  Nine Months Ended March 31, 2002 and 2001

  Revenues

        Total revenues for the first nine months of fiscal 2002 were $69.6 million, a decrease of $15.1 million or 17.8%, as compared to revenues of $84.7 million for the first nine months of fiscal 2001. The overall decrease in revenues is due to decreases in bulk wine, wine grapes and brandy revenues as partially offset by increased case goods revenues.

        Bulk Wine and Related Services.    For the first nine months of fiscal 2002, revenues from bulk wine and related services were $37.2 million, a decrease of $13.4 million or 26.5%, as compared to revenues of $50.6 million in the first nine months of fiscal 2001. The period to period decrease was a result of a reduced number of bulk wine contract and spot sales resulting in a decrease of approximately 5.4 million gallons sold at lower average sales prices per gallon partially offset by increased bulk wine storage revenues.

        Wine Grapes.    In the first nine months of fiscal 2002, revenues from grape sales were $2.4 million, a decrease of $4.4 million or 64.7%, as compared to revenues of $6.8 million in the first nine months of 2001. The decline in this segment's revenues is due to reduced volume sold and price declines of Company grown grapes consistent with our plan to use more Company grown grapes in our operations.

        Case Goods and Related Services.    For the first nine months of fiscal 2002, revenues from case goods and related services were $20.3 million, an increase of $6.1 million or 43.0%, as compared to revenues of $14.2 million in the first nine months of fiscal 2001. The increase is a result of revenues recognized on custom bottling services for malt-based alcoholic beverages of $6.4 million for the nine months ended March 31, 2002. Malt-based alcoholic beverage custom bottling services commenced in the fourth quarter of fiscal 2001.

        Brandy.    For the first nine months of fiscal 2002, revenues from the sale of brandy and grape spirits were $9.7 million, a decrease of $3.3 million or 25.4%, as compared to revenues of $13.0 million for the first nine months of fiscal 2001. The period to period decrease in brandy revenue was due to decreased proof gallons sold at reduced contracted prices.

  Cost of Sales.

        For the first nine months of fiscal 2002, total cost of sales was $55.2 million, a decrease of $12.9 or 18.9%, from $68.1 million for the first nine months of fiscal 2001. As a percentage of revenues, cost of sales for the first nine months of fiscal 2002 was 79.3%, a decrease from 80.4% for the first nine months of fiscal 2001. The decrease in cost of sales on a percentage of revenue basis was a result of the decreased grape cost component of bulk wine and case goods costs relative to decreased average sales prices per gallon and increased sales prices per case respectively partially offset by reduced pricing per proof gallon of brandy sold.

  Gross Profit

        In the first nine months of fiscal 2002, we realized gross profit of $14.4 million, a decrease of $2.2 million or 13.3%, as compared to $16.6 million in the first nine months of fiscal 2001. As a percentage of revenues, gross profit for the first nine months of fiscal 2002 was 20.7%, an increase from 19.6% in the first nine months of fiscal 2001, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the first nine months of fiscal 2002, selling, general and administrative expenses were $7.8 million, an increase of $0.4 million or 5.4%, from $7.4 million in the first nine months of fiscal 2001. The period to period increase was due to increased payroll and related expenses consistent with our goal to strengthen and enhance our management team partially offset by elimination of accrued bonuses in the current year as discussed above.

  Interest Expense

        For the first nine months of fiscal 2002, interest expense was $2.7 million, an increase of $0.1 million or 3.8%, as compared to interest expense of $2.6 million in the first nine months of fiscal 2001. The period to period increase resulted from increased average borrowings on our line of credit and long-term debt partially offset by more interest capitalized related to an increased average balance of capital projects in progress and lower overall interest rates. Interest capitalized in the nine month periods ended March 31, 2002 and 2001 was approximately $0.3 and $0.2 million, respectively.

  Income Taxes.

        The effective tax rate was 34.6% for the nine months ended March 31, 2002 as compared to 35.3% for the nine months ended March 31, 2001. The lower effective rate was primarily the result of an increase in manufacturing tax credits.

  Net Income

        For the first nine months of fiscal 2002, net income was $2.5 million, a decrease of $1.8 million or 41.9%, as compared to net income of $4.3 million in the first nine months of fiscal 2001. Net income for the first nine months of fiscal 2002 was impacted by factors covered above.

  Earnings Per Share

        For the first nine months of fiscal 2002, diluted earnings per share was $0.26 compared to diluted earnings per share of $0.43 for the first nine months of fiscal 2001.

  Liquidity and Capital Resources

        Our working capital position at March 31, 2002 was $17.2 million, compared to $21.3 million at June 30, 2001. The decrease in working capital is due to cash expenditures funded with short-term debt. Historically, our investments in receivables and inventories are at their highest in the second quarter and are reduced in the third and fourth quarters, however, investments in inventories remain high due to current difficult market conditions. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $12.4 million at March 31, 2002, with no outstanding balance at June 30, 2001. Unused availability under the line of credit was $3.6 million at March 31, 2002. Due primarily to factors discussed under "Recent Developments" above, we currently anticipate the possibility of liquidity issues while we negotiate renewal and increase of our existing line of credit. As of May 6, 2002, the revolving line of credit balance was $15.5 million. We are working with our lenders to increase the credit line and extend the maturity date to ensure our borrowing requirements are met. If we are unable to renew and increase our existing line of credit, the Company's liquidity will be materially adversely affected.

        The Company's revolving line of credit and long-term debt financing agreements contain certain financial covenants. As a result of the factors discussed above under "Recent Developments," we currently anticipate that we may be out of compliance with certain financial covenents at the end of our fiscal year. We have initiated discussions with our lenders with respect to waiver or amendment of such financial covenants. While we currently believe that we will be successful in obtaining any necessary waiver or amendment, there can be no assurance that such waiver or amendment can be obtained on terms acceptable to us. If we are not in compliance with financial covenants at the end of our fiscal year, our future financial results and liquidity could be materially adversely affected.

        Net cash used in operating activities for the first nine months of fiscal 2002 was $2.2 million, compared to net cash provided by operations of $12.7 million for the first nine months of fiscal 2001. The decrease in cash provided by operations resulted from reduced income and increased inventories.

        The change to the FIFO method of accounting discussed above will result in incremental taxes of approximately $2.0 million to be paid over four years beginning with the fiscal 2001 tax return. Payment of these incremental taxes will not change our effective tax rate.

        Capital expenditures for the first nine months of fiscal 2002 were $9.0 million, compared to $12.8 million in the first nine months of fiscal 2001. We are funding these expenditures from our working capital line. We intend to partially finance current and future capital expenditures through long-term financing arrangements. If we successfully renew and increase our existing line of credit, we believe operating and working capital line sources are adequate for our current capital expenditure programs. There can be no assurance that we will be able to renew and increase our existing line of credit on terms favorable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at March 31, 2002, and estimates the balances of such debt in future periods ($ millions):

	March 31,	June 30,
	2002	2002	2003	2004	2005	2006
Bank line of credit:
Variable Rate:
Average Outstanding*	$9.1	$10.0	$12.0	$12.0	$12.0	$12.0
Weighted average rate per period	3.7%	4.0%	5.0%	7.0%	7.0%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$42.7	$42.2	$37.2	$31.6	$26.8	$14.5
Weighted average rate per period	8.4%	8.5%	8.3%	8.4%	8.5%	8.5%

*
Based on current anticipated cash flow, we believe that our bank line of credit will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the nine months ended March 31, 2002, the average outstanding balance under this line was approximately $9.1 million, with a weighted average interest rate of approximately 3.7%.

        At March 31, 2002, the balance on our fixed rate long-term debt was $41.3 million and carried a weighted average interest rate of approximately 8.5%. The weighted average interest rate for the nine months ended March 31, 2002 for all our debt was approximately 7.6%.

        For strategic reasons, we enter into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and the corresponding amendments under SFAS 138, these contracts qualify as normal sales and purchases contracts, under which we expect to take physical delivery. Of our four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most of our products is wine grapes. We enter into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. We currently have several contracts to purchase grapes at costs anticipated to exceed market for the 2002 crush. We are in the process of renegotiating such contracts but no assurance can be given that such efforts will be successful. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contains annual harvest market price adjustment clauses, including individual harvest year minimum pricing. For fiscal 2002, or the 2001 harvest year, none of our total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest.

        A significant portion of our annual wine and brandy production is committed under sales contracts. We maintain a certain amount of uncommitted product inventory to meet customer demand. At March 31, 2002, our reported inventory value of bulk wine and brandy was approximately $22.0 million, of which approximately $6.4 million, or 29%, is committed to sales contracts. Uncommitted inventory of approximately $15.6 million, or 71% is reserved for future case goods sales and for spot market bulk wine sales. We generally match preproduction contractual sales with contracted material supply agreements and will continue to maintain certain uncommitted inventory.

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

Much of Our Revenues Are Derived From Only a Few Customers, the Loss of Any One of Which Would Harm Our Business

        During fiscal 2001, five of our customers accounted for approximately 44% of our revenues, with Heaven Hill and Constellation accounting for approximately 14% and 13%, respectively. While some of our largest customers have entered into some form of long-term contract with us, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business we are currently conducting with such customers will continue at such levels. The loss of any one of our major customers or a significant reduction in the volume of their business with us could have a material adverse effect on our business, financial condition and results of operations. See "Recent Developments" in Management's Discussion and Analysis where we discuss current issues with two of our customers.

Loss of a Major Bulk Wine Customer Could Adversely Affect Our Operations

        Bulk wine and related services accounted for approximately 59% of our revenues in fiscal 2001. We continue to provide resources for expanding this portion of our business. Any loss of a major bulk wine customer could reduce our bulk wine revenues, which could have a material adverse effect on our business, financial condition and results of operations. See "Recent Developments" in Management's Discussion and Analysis where we discuss a current issue with one of our bulk wine customers.

Decreased Demand for Our Case Goods Could Harm Our Business

        Sales of case goods and related services accounted for approximately 21% of revenues in fiscal 2001. A significant portion of our case goods revenues consists of short-term private label case goods sales. Additionally, our higher margin proprietary case goods revenues resulted from sales of our relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect our case goods sales. See "Recent Developments" in Management's Discussion and Analysis where we discuss the effect of reduced demand in our case goods business.

Wine Grape and Bulk Wine Price Declines Would Harm Our Business

        Recent developments resulted in certain California wine grape and bulk wine prices declining significantly, which could have a material adverse effect on our business, financial condition and results of operations. Such developments include (1) plantings of new vineyards, (2) yield enhancements through technological advances and (3) denser plantings of vines. Anticipated high levels of grape production will continue to exert pressure on our bulk wine sales volume and margins. As a result, we may experience lower than expected revenues and increased inventories which would materially adversely affect our business and future results. See "Recent Developments" in Management's Discussion and Analysis where we discuss the effect of current difficulties in the bulk wine market on our business.

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

Decreased Cash Flow Could Limit Our Ability to Service Our Debt

        As a result of incurring debt, we are subject to the risks normally associated with debt financing, including the risk that cash flow from operations will be insufficient to meet required payments of principal and interest. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent we use a substantial portion of our cash flow from operations to pay the principal and interest on our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level may also limit our ability to obtain additional financing to fund future capital expenditures, debt service, working capital and other general corporate requirements. It could also make us more vulnerable to general economic downturns and competitive pressures. We can give no assurances that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations. In addition, our debt is secured by substantially all of our assets. If we are unable to meet our debt service obligations due to adverse economic conditions, we risk the loss of some or all of our assets to foreclosure. See "Liquidity and Capital Resources" in Management's Discussion and Analysis where we discuss our existing line of credit.

Our Debt Financing Agreements Contain Restrictive Covenants with Which We May Not Be Able to Comply

        Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. Primarily as a result of the conditions described in "Recent Developments" in Management's Discussion and Analysis, we currently project that we may be out of compliance with certain financial covenants at the end of our fiscal year. We have initiated discussions with our lenders with respect to waiver or amendment of such financial covenants. While we currently believe that we will be successful in obtaining any necessary waiver or amendment, there can be no assurance that such waiver or amendment can be obtained on terms acceptable to us.

        Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We can give no assurance that we will be able to comply with these covenants. If we fail to comply with these covenants in the future, we may not succeed in renegotiating our debt financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our debt financial agreements, our lenders may require that we immediately repay the full outstanding amount we owe them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants at the end of any compliance period, our future results of operations and liquidity could be materially adversely affected.

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

Loss of Key Personnel Could Harm Our Operations

        We believe our continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer, and our key personnel, including John G. Kelleher, the Company's Chief Financial Officer. There can be no assurance that these persons will remain in their management positions, and the loss of the services of any of these persons could have an adverse effect on our business, financial condition and results of operations. See "Recent Developments" in Management's Discussion and Analysis where we discuss the departure of Mark A. Larson, the Company's President and Chief Operating Officer.

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

Golden State Vintners, Inc. (Registrant)
May 15, 2002 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

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
GOLDEN STATE VINTNERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)
GOLDEN STATE VINTNERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)
GOLDEN STATE VINTNERS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
RISK FACTORS
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports On Form 8-K.
SIGNATURES