Form 10-K
period 2002-06-30
GOLDEN STATE VINTNERS INC
filed 2002-09-30
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/    NO / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of the Class B Common Stock of the Registrant held by non-affiliates of the Registrant on September 25, 2002, based on the closing sales price of the Class B Common Stock as reported by Nasdaq on such date was $9,138,605. All of the shares of Class A Common Stock of the Registrant are held by affiliates of the Registrant.

        The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of September 25, 2002 was 4,342,528 and 5,170,459 shares, respectively.

PART I

        This Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (the "Form 10-K") contains "forward-looking statements," as defined under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business.

Introduction

        The Company is a Delaware corporation formed in 1995 for the purpose of acquiring and holding for investment all of the outstanding capital stock of Golden State Vintners, a California corporation. The Company is one of the largest suppliers of premium bulk wines, wine processing and storage services, and case goods in the United States. Management believes that the Company is a contract supplier of choice for many of the leading branded wineries in California because of its reputation for quality and service, extensive vineyard holdings, strategically located facilities and ability to tailor a full range of products and services to meet the particular needs of its customers.

        The Company provides a broad range of high quality winemaking and processing services, barrel fermentation and bottling and storage services to many of the largest branded wineries in California and to a number of international wineries and customers. The Company supplies premium bulk wine pursuant to long-term supply agreements with Constellation Brands, Inc. ("Constellation"), Diageo, Trinchero Family Estates ("Trinchero"), Fetzer Vineyards ("Fetzer"), Beringer Blass Wine Estates ("Beringer") and other wineries. The Company also delivers contract wine processing, barrel fermentation and storage services under contracts with, among others, Robert Mondavi ("Mondavi"), Seagram Chateau and Estate Wines ("Seagram"), and Villa Mt. Eden Winery. The Company also sells wine grapes, predominantly to EJ Gallo Winery ("Gallo").

        GSV provides custom winemaking and bottling services for a number of clients, such as C.A. Warren, JC Boisset USA ("Boisset"), Wines Ltd. LLC, Safeway, Inc., Trader Joe's Company and Erwal Wein AG. In fiscal 2002, the Company derived approximately 16% of its revenues from the sale of bulk wine and case goods to customers outside of the United States. The Company also supplies brandy (a distilled derivative of wine) primarily to a single customer pursuant to a long-term agreement and is one of the largest brandy producers in the United States. In the fourth quarter of fiscal 2001, the Company completed construction of a high-speed bottling line to provide custom bottling services for malt-based alcoholic beverages.

        The combination of GSV's extensive vineyard holdings and six strategically located facilities has enabled the Company to become what management believes is one of California's preferred providers of premium bulk wine and related services. The Company's 6,843 producing acres of vineyard properties primarily in California's San Joaquin Valley allow the Company to source high quality wine grapes at a competitive cost. The Company's wine processing facilities are generally modern, efficient and automated, and allow for large scale, low-cost production of premium bulk wine and case goods and the delivery of a full line of winemaking, processing and storage services. Over the last six years, the Company has greatly expanded its presence in the California wine industry by acquiring vineyards and wine and brandy processing facilities and effectively integrating these assets into GSV's winemaking operations.

Fiscal 2002 Revenues
(dollars in millions)

Company Operations

        The Company's operations include the following: bulk wine and related services, grape sales, case goods and related services and brandy. Bulk wine and related services includes the production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and bulk wine barreling services, such as racking and topping. The Company's grape sales consist of the sale of grapes grown at the Company's vineyards as well as grapes purchased by the Company from third party growers. Case goods and related services includes the production of proprietary and private label bottled wine, wine-related and malt-based alcoholic beverage custom bottling and storage services. The Company's brandy business includes the production of brandy and grape spirits and brandy barrel storage and related barreling services.

Bulk Wine and Related Services

        The Company generates a majority of its revenues from the sale of premium bulk wine and the delivery of a broad range of wine processing, barrel fermentation and storage services to its branded winery customers.

        The Company sells premium bulk wine to a number of the largest branded wineries in California, including Constellation, Diageo, Mondavi, Trinchero, and Fetzer and to a number of international customers, including Les Grands Chais de France and Zimmerman-Graeff & Mueller GMBH & Co. ("Zimmerman"). The Company's standard bulk wine supply contract establishes the variety of wine, source of grapes and vintage and generally calls for the delivery of a set number of gallons of wine or processed grape juice at an agreed upon price per ton of grapes. The Company supplies, crushes and processes the grapes and typically stores the wine for six months or more following production. Winemaking standards are usually agreed to by the parties in advance. GSV generally guarantees the quality of the wine produced. Delivery of bulk wine is usually F.O.B. the particular GSV winery.

        In fiscal 2002, approximately 94% of the grapes grown at the Company's vineyards were used internally for the production of bulk wine and brandy. Additionally, the Company purchases grapes in the marketplace in order to meet the needs of its bulk wine and brandy customers. The Company typically buys grapes from numerous growers pursuant to a variety of short-term, long-term, and evergreen grape purchase contracts entered into prior to grape harvest. Additionally, after analyzing anticipated grape yields and grape prices during a harvest, the Company sometimes elects to purchase needed grapes on the spot market.

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

Wine Grape Sales

        Approximately 94% of Company grown grapes for the 2001 harvest were retained by the Company for internal use in the production of bulk wine, brandy and case goods in the 2002 fiscal year; an increase from 73% in fiscal 2001. Thus, revenues from grape sales to third parties declined significantly in GSV's 2002 fiscal year. The Company believes its internal use of grapes is a potentially more profitable allocation of the Company's resources. Certain of the Company's grape purchase contracts require GSV to purchase the entire grape production of a number of small vineyards. Thus, the Company may purchase varieties of grapes in excess of quantities required in its production of bulk wine. The Company may resell these grapes into the market at approximate market prices.

        A long-term contract with Gallo covering certain Ruby Cabernet grapes continues through 2007. This contract requires the Company to deliver grapes meeting specified sugar levels and other quality measurements. Revenues under this contract were approximately $344,000 or 14.6% of wine grape revenues in fiscal 2002.

Case Goods and Related Services

        The Company produces proprietary and private label products and provides custom bottling and storage services. These case goods sales are comprised of wine bottled and sold in a case containing twelve 750ml bottles, or the volume equivalent. The Company produced more than 1.3 million cases of wine and wine related products and services in its 2002 fiscal year and approximately 5.8 million cases (2.25 gallons per case) of ready-to-drink product.

        Private Label Case Goods.    The sale of private label case goods may include any or all of the various steps in the winemaking process, from the purchase and processing of grapes, aging and storage of wine to the bottling and labeling of the finished product. The majority of the Company's private label case goods revenues in fiscal 2002 were derived from three customers based on short-term arrangements that may terminate at any time. Private label case goods are produced and bottled at the Company's St. Helena and American Canyon facilities.

        Proprietary and Control Brands.    The Company sells proprietary wine products under a variety of brands in the generic and premium wine categories. Generally, the Company's J. Wile, Summerfield and Weston brands sell in the popular premium category, the Company's Monthaven, and Diamond Grove labels compete in the superpremium category and the Company's Edgewood Estate label is sold in the ultrapremium category. The Company's proprietary wines include different types of premium varietal wines, including vintage Cabernet Sauvignon, Chardonnay, Merlot and Zinfandel. Many of the Company's proprietary wines are produced, processed and/or bottled at the Company's American Canyon and St.

Helena wineries. The Company's proprietary products are sold primarily through third party distributors and directly to specific wine and general merchandise retailers.

        The Company also offers its proprietary brands to retailers, such as large supermarket chains, for sale on an exclusive basis in certain defined geographic regions. The terms of the exclusive arrangements for these "control brands" vary from customer to customer and are negotiated directly with retailers, rather than through wine wholesalers.

        Ready to Drink Bottling.    The Company completed construction and installation of a high-speed bottling line in the fourth quarter of its 2001 fiscal year at a cost of approximately $10 million. This line, located at the Reedley facility, provides custom bottling services for malt-based alcoholic beverages.

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

International

        Approximately 16% of the Company's revenues in its 2002 fiscal year were derived from the sale of wine and wine products internationally. The Company exports bulk wine and case goods to Canada, Europe and Asia.

Winemaking Facilities

        The Company's five winemaking, distilling and processing facilities are located in Fresno, Monterey, Napa and Tulare counties and are adjacent to primary grape growing and winemaking regions in California.

        The table below identifies key statistics for each of the Company's facilities for the 2001 harvest, as reflected in the Company's fiscal year 2002 operations.

Production at The Company's Winemaking Facilities

Facility Name	Tons of Grapes Crushed	Case Equivalent(1)		Gallons of Cooperage Capacity(2)
		(In millions)
Fresno	93,000	6.6		21.6
Cutler(3)	—	—		15.9
Reedley	50,000	3.6	(4)	17.4
Monterey	27,000	1.9		8.6
Napa Valley	1,800.1			1.1

Total	171,800	12.2		64.6

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
(3)
The Cutler facility was used solely as a storage facility for Company and customer bulk wine for the 2001 harvest and anticipates the same utilization for the 2002 harvest.
(4)
A majority of grapes processed at Reedley were distilled into brandy and grape spirits.

        Fresno.    The Company's Fresno winery is situated on six acres within the Company's 2,600 acre Fresno vineyard and is located approximately 10 miles southwest of the city of Fresno. The Fresno winery serves as the Company's bulk wine processing center for varietal white wines, including Chardonnay and White Zinfandel and varietal red wines, including Cabernet Sauvignon and Merlot.

        Cutler.    The Company's Cutler facility is the original GSV winery and is located on approximately 120 acres in Tulare County north of the town of Visalia. The Cutler winery currently serves as a bulk wine storage center.

        Reedley.    The Company's Reedley facility is located on a 296-acre parcel in southern Fresno County, northwest of the town of Reedley. The Company uses the Reedley facility primarily for the production and storage of brandy and custom bottling of malt-liquor based products. Additionally, the Reedley facility produces red, white, barrel fermented and dessert wines. The Company completed the installation of a ready-to-drink bottling line in the Spring of 2001 at a cost of approximately $10 million. This line provides custom bottling of malt-based alcoholic beverage products to several customers.

        Monterey.    The Monterey winery is located on 81 acres in the town of Soledad, in Monterey County, near California's central coast wine region. The Company uses the winery primarily for custom processing of small lots of superpremium and ultrapremium white and red wines for GSV's wine processing customers and GSV's bottling programs.

        Napa Valley Winery.    The Company's Napa Valley winery in St. Helena occupies approximately 22 acres and is located in the town of St. Helena fronting Highway 29, in Napa Valley. The Napa Valley winery produces primarily superpremium and ultrapremium white and red wines for a number of the leading branded wineries in California. A portion of the Company's proprietary and private label case goods are produced and bottled at the Napa Valley winery although such bottling operations are being transferred solely to the American Canyon facility.

        Napa Valley Warehouse.    The Company uses the Napa Valley warehouse for third-party oak barrel storage and related services. The Napa Valley warehouse has a 24,000-barrel storage capacity, which was virtually full in fiscal 2001 and 2002.

        American Canyon (Napa).    During September 2001, the Company entered into a long-term lease agreement for a new building in Napa County. The building is approximately 150,000 square feet of which approximately 100,000 square feet is utilized for proprietary and private label case goods production and storage that commenced in the Spring of 2002. The remaining 50,000 square feet is used for third-party barrel storage and related services. The Company is a member of the limited liability company, SDG/Commerce 201, LLC, ("LLC") the lessor of the American Canyon property. The Company has the right to earn an equity interest in the LLC under certain conditions.

Vineyard Operations

        The Company owns more than 8,500 acres of vineyard properties, of which 6,843 acres are permanently planted as of June 30, 2002. The table below identifies the name of each of the Company's vineyards and the acres of wine grapes at each vineyard.

The Company's Vineyard Properties

Vineyard Name	County Location	Approximate Acres Planted
Fresno Vineyard	Fresno	2,627
Gravelly Ford Vineyard	Madera	1,458
Lost Hills Vineyard	Kern	1,410	(1)
Cawelo Vineyard	Kern	661
Mazzie Vineyard	Kern	619
Monterey Vineyard	Monterey	54
St. Helena Vineyard	Napa	14	(2)

Total		6,843

(1)
The Company entered into an agreement at August 2, 2002 to sell this vineyard. The sale will be effective after the 2002 harvest.

(2)
Vineyards under development.

        Grape Production.    The following table shows GSV's net vine production by grape variety from the 1997 to 2002 harvest years and the total grape tonnage produced by GSV following each grape harvest. Information regarding the Company's 2002 harvest is not yet available, however management believes that the 2002 harvest will approximate historical per acre yields.

Net Production Acres Owned by GSV and Tons Produced

	Net Production Acres
Grape Variety
	1997	1998	1999	2000	2001	2002	Proforma(3)
French Colombard (1)	2,965	2,965	2,965	2,868	2,868	2,522	2,522
Zinfandel (1)(2)	1,211	1,211	1,211	836	836	645	317
Chardonnay (1)(2)	1,124	1,124	1,124	1,060	907	763	93
Ruby Cabernet	941	941	1,089	1,089	1,089	1,089	1,089
Merlot (1)(2)	687	687	687	687	687	562	150
Barbera	379	379	379	379	379	379	379
Carnelian	344	344	344	344	344	344	344
Chenin Blanc (1)	313	313	313	261	261	153	153
Other (1)	416	416	416	425	499	372	372

Total Net Production Acres	8,380	8,380	8,528	7,949	7,870	6,829	5,419
Total Tons Produced	88,209	84,122	67,108	84,255	76,612

(1)
194 acres of French Colombard and 144 acres of Chardonnary were removed in Spring 2002. In addition, 191 acres of Zinfandel, 152 acres of French Colombard, 127 acres of Grenache, 125 acres of Merlot and 108 acres of Chenin Blanc were sold in Spring 2002.

(2)
670 acres of Chardonnay, 412 acres of Merlot and 328 acres of Zinfandel of the Lost Hills Vineyard are to be sold per a sales agreement dated August 2, 2002. The sale will be effective after the 2002 harvest.

(3)
Acreage after effect of (2) above.

        Typically, the Company's mature vineyards yield approximately 9.5 tons per acre. Management believes that the 2002 harvest will approximate normal yields.

        In Spring 2002, the Company sold approximately 700 acres of vineyards located in Fresno County realizing a gain of approximately $1.0 million included in wine grape cost of sales. The property collateralized long-term debt and the lender required the proceeds of $3.1 million to be applied to loan principal and to a prepayment penalty of $363,000.

        In August 2002, the Company entered into an agreement to sell the entire Lost Hills Vineyard. An asset impairment reserve was recognized of approximately $1.9 million included in wine grape cost of sales in fiscal 2002 to reflect the anticipated loss on this sale. This loss was partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million also included in wine grape cost of sales.

        In the Company's 2001 and 2002 fiscal years, the Company removed approximately 150 and 340 acres of underperforming vineyards (together representing approximately six percent of the Company's total vineyard assets), resulting in a $0.3 and a $0.8 million charge, respectively, to wine grape cost of sales.

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

        Water Supply.    The Company's Fresno, Gravelly Ford, Mazzie, Cawelo and Monterey Vineyards benefit from deep aquifers that provide relatively inexpensive water sources. The Company irrigates these vineyards from wells located on or near these properties. The quality of the water obtained from the wells is good. The Company's Lost Hills Vineyard relies upon area district-supplied water, which is allocated among surrounding properties and uses. During fiscal 2001, the Company was notified by the Lost Hills and Cawelo Water Districts, in Kern County, that normal water supplies would be reduced by fifty to eighty percent. The Company has located supplemental water supplies through additional purchases made by these water districts as well as through ground water supplies. The Company has entered into an agreement to sell its Lost Hills Vineyard, to be effective after the 2002 harvest. The Company believes its sources of water will be available and sufficient for the foreseeable future, but various factors such as drought or contamination could adversely affect the Company's water supply.

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

        The Company also experiences competition from its current and potential customers. There are an estimated 800 commercial wineries that produce and market California wine, although, according to Gomberg, Fredrikson and Associates ("Fredrikson"), a wine industry consulting firm, nine wineries accounted for approximately 58% of California wine sales, based on total volume of California wine shipments in calendar 2001. Certain major wineries, including many of the Company's customers, grow a significant amount of the grapes they need to make wine and produce wine for their own branded labels.

        Numerous wine producers in Europe, South America, South Africa and Australia also compete with GSV by exporting their wine into the United States. Most imports are bottled wines; however, some wineries have imported bulk wine for bottling and sale in the United States. According to Fredrikson, bulk table wine imports into the United States for these purposes increased from approximately 3.5 million gallons in calendar 2000 to approximately 3.6 million gallons in calendar 2001.

        The Company does not believe that it faces a significant domestic competitive threat from new entrants into the wine grape growing and wine production markets due to the substantial capital investments and lengthy start-up periods involved in the development of productive vineyards and winemaking facilities and the establishment of customer relationships. Rather, the expansion of the Company's current competitors and the entry of the Company's customers into the bulk wine business pose a more significant long-term competitive concern for the Company.

Customers

        The Company provides premium bulk wine pursuant to long-term supply agreements to wineries such as Constellation, Diageo, Trinchero, and Fetzer and sells wine grapes to Gallo and others pursuant to long-term grape purchase contracts. C.A. Warren, Boisset, Wines, Ltd. LLC, Safeway, Inc., and Trader Joe's were among the Company's private label case goods customers in fiscal 2002. The Company also provides various wine processing services for Mondavi, Constellation and Diageo, among other wineries, and brandy distillation and production for Heaven Hill. The Company sells bulk wine internationally to IWS, Les Grands Chais de France, and Zimmerman, among other wineries.

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

Trademarks

        The Company's trademarks include the following proprietary labels: Edgewood Estate, Monthaven Coastal, Diamond Grove, Summerfield, Weston, Cutler Creek, Butterfield Station, Belford Springs, Pacific Peak and Harbinger.

Employees

        As of June 30, 2002, the Company had approximately 260 full-time equivalent employees. The Company believes that its employee relations are good. GSV also employs seasonal labor for wine processing services and other related tasks, primarily during the late summer and early fall months and contract labor through independent sources as needed for vineyard development, pruning and harvesting.

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

Much of Our Revenues Are Derived From Only a Few Customers, the Loss of Any One of Which Would Harm Our Business

        During fiscal 2002, five of our customers accounted for approximately 49% of our revenues, with Constellation and Diageo accounting for approximately 17% and 13%, respectively. While some of our largest customers have entered into some form of long-term contract with us, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business we are currently conducting with such customers will continue at such levels. The loss of any one of our major customers or a significant reduction in the sales prices or volume of their business with us could have a material adverse effect on our business, financial condition and results of operations. See "Recent Developments" in Management's Discussion and Analysis where we discuss current issues with two of our customers.

Loss of a Major Bulk Wine Customer Could Adversely Affect Our Operations

        Bulk wine and related services accounted for approximately 52% of our revenues in fiscal 2002. We continue to provide resources for expanding this portion of our business. Any loss of a major bulk wine customer could reduce our bulk wine revenues, which could have a material adverse effect on our business, financial condition and results of operations. See "Recent Developments" in Management's Discussion and Analysis where we discuss a current issue with one of our bulk wine customers.

Decreasing Amounts of Our Bulk Wine Revenues Are Derived From Long-Term Contracts

        During fiscal 2001, approximately 11.7 million gallons were sold under long-term contracts. In fiscal 2002, approximately 10.0 million gallons were sold under long-term contracts. As a result of our decreasing reliance on long-term contracts, our ability to accurately predict our future revenues, required inventory levels and the volume of our business has declined. Furthermore, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variation in the demand of bulk wine and related services. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers, or with a number of smaller customers, could have a material adverse effect on our business, financial condition or results of operations.

Decreased Customer Demand for Our RTD Bottling Unit Could Adversely Affect Our Business

        Our new ready-to-drink ("RTD") bottling unit did not meet originally anticipated profit levels for fiscal 2002 due, in part, to lower than expected customer demand. In addition, the largest of our three RTD customers exercised a termination provision in its contract and paid us $1.4 million in September 2002 in lieu of further RTD production services. We are actively pursuing alternative customer arrangements to replace the revenues lost as a result of this customer's termination. If we are unable to locate new RTD customers, or if we fail to retain our existing RTD customers, the resulting loss or decrease in RTD revenues could have a material adverse effect on our business, financial condition and results of operation. In addition, assets utilized in our RTD operations could be subject to impairment reserves should minimum profitability requirements not be achieved. See "Recent Developments" in Management's Discussion and Analysis.

Decreased Demand for Our Case Goods Could Harm Our Business

        Sales of case goods and related services accounted for approximately 33% of revenues in fiscal 2002. A significant portion of our case goods revenues consists of short-term private label case goods sales. Additionally, our higher margin proprietary case goods revenues resulted from sales of our relatively unknown proprietary brands of premium wines. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect our case goods sales. See "Recent Developments" in Management's Discussion and Analysis where we discuss the effect of reduced demand in our case goods business.

Wine Grape and Bulk Wine Price Declines Would Harm Our Business

        Recent developments resulted in oversupply and declining prices for certain wine grapes and bulk wine categories, which could have a material adverse effect on our business, financial condition and results of operations. Such developments include (1) plantings of new vineyards, (2) yield enhancements through technological advances and (3) denser plantings of vines. Anticipated high levels of grape production will continue to exert pressure on our bulk wine sales volume and margins. As a result, we may experience lower than expected revenues and increased inventories which would materially adversely affect our business and future results. See "Recent Developments" in Management's Discussion and Analysis where we discuss the effect of current difficulties in the bulk wine market on our business.

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

Our Debt Financing Agreements Contain Restrictive Covenants with Which We May Not Be Able to Comply

        Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. Primarily as a result of the conditions described in "Recent Developments" in Management's Discussion and Analysis, we were out of compliance as of June 30, 2002 with certain financial covenants. We received waivers of such covenants in September 2002 in addition to amendment of covenant requirements for fiscal 2003.

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

The Seasonality of Our Business Could Cause Our Stock Price to Fluctuate

        The wine grape business is extremely seasonal and we recognize the vast majority of our revenues in the first six months of our fiscal year. We are not positioned to maximize quarter-to-quarter results, and our quarterly results should not be considered indicative of those to be expected for a full year. We recorded 64% of our revenues during the first six months of our 2002 fiscal year. We have historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. Seasonality of revenues also affects our cash flow requirements. In the past, we have borrowed funds under lines of credit from late summer through the fall to finance inventory build-up during the fall crush season. We also historically borrow funds through the spring and summer to finance crop production costs through harvest. Such seasonality in revenues and borrowings may lead to significant fluctuations in our reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Furthermore, due to the volatility of our stock price, we could be subject to delisting from The Nasdaq National Market. To maintain the listing of our Class B Common Stock on The Nasdaq National Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. The market price of our Class B Common Stock has never fallen below $1.00 per share, however, if our stock price fell below that level for an extended period, we could be subject to delisting from The Nasdaq National Market. Delisting could materially affect the market price and market liquidity of our capital stock and our ability to raise necessary capital.

Item 2.    Properties.

        The Company leases approximately 8,000 square feet for its executive corporate office in Napa, California under a sublease expiring in September 2005. The Company believes its existing executive office facility will be adequate to meet the Company's needs for the foreseeable future and that additional space will be available as needed at commercially reasonable rates.

        In September 2001, the Company entered into an agreement to lease an approximately 150,000 square foot warehouse located in American Canyon, California. The lease term is for twelve years and 6 months expiring in April, 2014. The warehouse provides for proprietary and private label case goods production and storage.

        In addition, the Company owns all of the vineyards and winemaking facilities described above under "Business—Vineyard Operations" and "—Winemaking Facilities".

Item 3.    Legal Proceedings.

        The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, the results of its operations or its cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the high and low sales prices for the Class B Common Stock, as reported by Nasdaq, for the periods indicated.

Fiscal year ending June 30, 2002	High	Low
First Quarter	$8.30	$4.83
Second Quarter	$5.75	$4.50
Third Quarter	$5.69	$3.20
Fourth Quarter	$4.09	$2.73
Fiscal year ending June 30, 2001	High	Low
First Quarter	$7.13	$3.66
Second Quarter	$8.00	$6.13
Third Quarter	$8.69	$6.63
Fourth Quarter	$9.00	$7.25
Fiscal year ending June 30, 2000	High	Low
First Quarter	$7.00	$4.25
Second Quarter	$5.72	$3.00
Third Quarter	$6.10	$4.00
Fourth Quarter	$5.56	$3.75

        The last reported sale price of the Class B Common Stock on the Nasdaq National Market on September 25, 2002 was $1.78 per share. As of September 25, 2002, there were 311 holders of record of the Company's Class B Common Stock.

        There is no established public trading market for the Company's Class A Common Stock. As of September 25, 2002, there were four holders of record of the Company's Class A Common Stock.

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

Item 6.    Selected Financial Data.

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K. In fiscal 2002, the Company changed its wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and all prior years have been restated to give effect for that change.

	Year Ended June 30,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of operations data:
Revenues	$111,981	$107,755	$96,912	$97,935	$83,630
Cost of sales	83,457	81,417	81,079	80,662	70,383
Gross profit	28,524	26,338	15,833	17,273	13,247
Selling, general, and administrative expenses (1)	14,675	8,126	7,756	10,825	10,985
Write down on system costs	—	—	—	—	5,663
Income (loss) from operations	13,849	18,212	8,077	6,448	(3,401)
Interest expense	6,867	4,522	3,827	2,955	4,069
Minority interest	112	—	—	—	—
Income (loss) before income taxes	6,870	13,690	4,250	3,493	(7,470)
Net income (loss)	4,324	9,453	2,720	2,471	(4,669)
Redeemable preferred stock dividends	(1,271)	(400)	—	—	—
Accretion on preferred stock	—	(1,928)	—	—	—

Income (loss) available to common stockholders	3,053	7,125	2,720	2,471	(4,669)

Earnings (loss) per common share (2):
Basic	$.44	$.76	$.29	$.26	$(.49)

Diluted	$.43	$.74	$.28	$.25	$(.49)

Weighted average shares outstanding (2):
Basic	6,918	9,349	9,498	9,507	9,514

Diluted	7,325	9,621	9,578	9,838	9,514

	June 30,
	1998	1999	2000	2001	2002
Balance sheet data:
Working capital	$9,806	$24,377	$25,999	$21,336	$14,054
Total assets	126,081	132,041	120,648	132,119	132,814
Total long-term debt	51,918	39,250	36,102	39,792	30,039
Redeemable preferred stock	8,951	—	—	—	—
Stockholders' equity	19,296	59,835	62,556	65,166	60,434

(1)
Management incentives relating to stock appreciation rights and bonuses increased selling, general and administrative expenses by $8,800 for the year ended June 30, 1998.

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

Overview

        Our operations include the following: bulk wine and related services, grape sales, case goods and related services and brandy. Bulk wine and related services includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and the delivery of bulk wine barreling services, such as racking and topping. Grape sales consist of the sale of grapes grown at our vineyards as well as grapes purchased by us from third party growers. Case goods and related services includes the production of proprietary and private label bottled wine, wine related and malt-based alcoholic beverages and custom bottling and storage services. Our brandy business includes the production of brandy and grape spirits and brandy barrel storage and related barreling services. See "Business—Company Operations."

Significant Accounting Policies

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 14 of this Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to its revenue recognition policy, the collectibility of accounts receivable, the valuation of inventories, and the valuation of its long-lived assets and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from our estimates.

        Some of our significant accounting policies involve a higher degree of judgment or complexity than our other accounting policies. The policies described below have been identified as critical to our business operations and the understanding of our results of operations. The impact and associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

        Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return in the contract. In certain cases the contract requirements specify that we store such product after it has been sold and require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery to the customer. Wine processing and storage fees are recognized as those services are provided.

Trade Receivables

        Substantially all accounts receivable are due from wine distributors and major wineries located in California. We perform periodic credit evaluations of its customers' financial condition and generally does not require collateral for its sales. We maintain an allowance for doubtful accounts to reflect expected credit losses resulting from the inability of customers to make required payments on such accounts. A considerable amount of judgment is required to assess the ultimate realization of the customer accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually updated and evaluated. Estimates of potential losses are based on historical as well as current data, including the aging of the receivables, recent bankruptcy trends, delinquency rates, historical charge-off patterns, recovery rates and other data. Other factors, including the general economic environment in the wine industry, are also considered. Historically, our credit losses on receivables have been consistent and within expectations. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, adjustment to those estimates may be required.

Inventories

        Bulk wine, case goods and brandy are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of the first-in, first-out method or market. Costs associated withe the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year. Effective July 1, 2001, we changed our wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about historical usage, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property and equipment, assets held for sale and other assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to vineyards, we perform an evaluation of whether an impairment charge should be made whenever particular vineyards experience unfavorable operating results. A vineyard's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated life to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the discounted future cash flows of the vineyard is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience with yields and expected grape sales prices. Various uncertainties, including but not limited to bad weather, pests and diseases, and excess inventory levels in the industry could adversely impact the expected cash flows to be generated by a vineyard. In fiscal 2002, we recognized an impairment reserve of approximately $1.9 million to reflect the anticipated loss on the sale of Lost Hills Vineyard currently in escrow. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. In June 2002 the Company's Board of Directors approved a plan to sell certain excess assets. These assets, which include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards, are included in the accompanying financial statements as assets held for sale. We expect that proceeds from the sale of the excess assets will be used for debt reduction and/or operating purposes. If actual performances of the remaining vineyards are less favorable than our projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment.

Deferred Tax Assets

        We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that they would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Recent Developments

        Our bulk wine business unit continues to experience downward pressure on sales volumes and margins. This is a result of continued softness in the wine industry due to surplus domestic and international bulk wine inventories and a reduction in the number of long-term bulk wine sales contracts relative to previous years. As a result, the Company's bulk wine inventory at June 30, 2002 is $7.9 million greater than at June 30, 2001 and substantially in excess of committed sales contracts. Although management believes that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material. The Company has recorded an inventory lower of cost or market reserve of approximately $1.1 million as of June 30, 2002 based on management's current assessment of market conditions.

        In our March 31, 2002 Form 10-Q, we reported that we were notified by a significant customer that they are reducing their requirements by approximately two-thirds for custom processing, storage and barreling services relative to the 2002 crush. Revenues attributable to this customer for the year ended June 30, 2002 were approximately $13.9 million or 32% of bulk wine segment revenues. We have negotiated replacement contracts and contract buy-outs with this customer to attempt to cover this anticipated revenue shortfall.

        Our new ready-to-drink ("RTD") bottling unit did not meet our originally anticipated profit levels for the year due to lower than expected customer demand, higher than expected start-up costs, unplanned capital expenditures and expenditures to maximize bottling line throughput. Furthermore, the largest of our three RTD customers exercised a contract provision providing for termination of the contract within a specified number of months. A termination agreement to buy out the remaining contract production requirement was entered into in August 2002. The agreement requires this customer to pay approximately $1.2 million to us in lieu of providing further production services. Revenues for the year ended June 30, 2002 related to this contract were approximately $3.9 million or 14% of case goods segment revenues. Based on the termination of the contract, management is actively pursuing alternate customer relationships.

        We have been in the process of implementing a new enterprise-wide technology platform over the past two years. In January 2002, we implemented all of the modules of the system with the exception of the bulk wine module. Due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module, we have elected not to implement the bulk wine module. Accordingly, in fiscal 2002 the Company has written off approximately $5.6 million (included in selling, general and administrative expense) of such costs.

        On July 19, 2002, the Company renewed its revolving line of credit to provide $22.0 million through February 5, 2003 and $18.0 million thereafter with variable interest based on interest rate options elected by the Company.

        We completed the sale of approximately 700 acres of our vineyards located in Fresno County. We recorded a gain of approximately $1.0 million on this sale as an offset to wine grape cost of sales. The property collateralized long-term debt and the lender required the proceeds of $3.1 million to be applied to the loan principal and to a prepayment penalty of $363,000.

        In August 2002, the Company entered into an agreement to sell the entire Lost Hills Vineyard. An asset impairment reserve was recognized of approximately $1.9 million included in wine grape cost of sales in fiscal 2002 to reflect the anticipated loss on this sale. This loss was partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million.

        In September 2002, Greg J. Forrest and Peter W. Mullin resigned as directors of the Company. The Board has appointed David Gale as a new director of the Company, effective September 18, 2002.

        Mark A. Larson, the Company's President and Chief Operating Officer, departed the Company effective May 13, 2002. The Company and Mr. Larson have finalized severance arrangements including a payment representing one year's salary or $320,000 in June 2002. Mr. Larson had options to purchase approximately 388,000 shares of stock but such options reverted back to the 1996 Stock Option Plan upon expiration in August 2002. Management believes that it has sufficient executive management personnel to direct its current business volume.

        In light of the foregoing developments, the Company is currently reducing its cost structure and increasing operating efficiencies including labor reductions in June, July and August 2002. Approximately 60 positions primarily involved in plant operations were eliminated during this period.

        The table below sets forth summary statement of operations data for the three fiscal years ended June 30, 2002. In fiscal 2002, the Company changed its wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and all prior years have been restated to give effect for that change:

Summary Statement of Operations Data
(in thousands)

	Year Ended June 30,
	2000	2001	2002
Revenues	$96,912	$97,935	$83,630
Cost of sales	81,079	80,662	70,383

Gross profit	15,833	17,273	13,247
Selling, general and administrative expenses	7,756	10,825	10,985
Write down on systems cost	—	—	5,663

Income (loss) from operations	8,077	6,448	(3,401)
Interest expense	3,827	2,955	4,069

Income (loss) before income taxes	4,250	3,493	(7,470)
Income taxes	1,530	1,022	(2,801)

Net income (loss)	$2,720	$2,471	$(4,669)

        The following table reflects summary statement of operations data shown above, expressed as a percentage of revenues:

Percentage of Revenues

	Year Ended June 30,
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of sales	83.7	82.4	84.2

Gross profit	16.3	17.6	15.8
Selling, general and administrative expenses	8.0	11.0	13.1
Write down on systems cost	—	—	6.8

Income (loss) from operations	8.3	6.6	(4.1)
Interest expense	3.9	3.0	4.8

Income (loss) before income taxes	4.4	3.6	(8.9)
Income taxes	1.6	1.1	(3.3)

Net income (loss)	2.8	2.5	(5.6)

Seasonality and Quarterly Results

        We have experienced and expect to continue to experience seasonal and quarterly fluctuations in our revenues. Because of the inherent seasonality of our operations, we have historically reported our highest revenues and net income in our second fiscal quarter as we sell most of our bulk wine in the second quarter, immediately after crush, and perform many of our wine processing services in the first and second quarters. As a result, we typically report lower revenues and net income (loss) in the third and fourth fiscal quarters. In the current fiscal year, we have experienced decreased bulk wine revenues as a result of a reduced number of long-term bulk wine sales contracts relative to previous years. We believe such decrease in long term bulk sales contracts is attributable to 1) plantings of new vineyards 2) current and anticipated lower bulk wine market prices 3) higher levels of wine inventory held by our customers and 4) increased international competition. We anticipate that these market pressures will continue.

        The following table illustrates the seasonality of the Company's revenues, gross profit and net income (loss) for each of the four fiscal quarters of the Company's 2002 and 2001 fiscal year:

Quarterly Revenues, Gross Profit and Net Income (Loss)

	Fiscal 2002 Quarter Ended
	Sept. 30	Dec. 31	Mar. 31	June 30
	(in thousands, except per share data)
Revenues	$17,399	$35,960	$16,203	$14,068
Percent of revenues for the year ended June 30, 2002	20.8%	43.0%	19.4%	16.8%
Gross profit	$2,966	$8,378	$3,061	$(1,158)
Percent of gross profit for the year ended June 30, 2002	22.4%	63.2%	23.1%	(8.7)%
Net income (loss)	$(344)	$3,047	$(165)	$(7,207)
Percent of net income (loss) for the year ended June 30, 2002	(7.4)%	65.3%	(3.5)%	(154.4)%
Diluted earnings (loss) per common share	$(0.04)	$0.31	$(0.02)	$(0.76)

	Fiscal 2001 Quarter Ended
	Sept. 30	Dec. 31	Mar. 31	June 30
	(in thousands, except per share data)
Revenues	$18,868	$44,950	$20,859	$13,258
Percent of revenues for the year ended June 30, 2001	19.3%	45.9%	21.3%	13.5%
Gross profit	$3,395	$9,592	$3,584	$702
Percent of gross profit for the year ended June 30, 2001	19.7%	55.5%	20.7%	4.1%
Net income (loss)	$344	$4,043	$(132)	$(1,784)
Percent of net income (loss) for the year ended June 30, 2001	13.9%	163.6%	(5.3)%	(72.2)%
Diluted earnings (loss) per common share	$0.04	$0.41	$(0.01)	$(0.19)

        Significant year-end adjustments recorded in the fourth quarter include the write-off of approximately $5.6 million related to the bulk wine module of the new enterprise-wide technology platform which the Company elected not to implement and an asset impairment reserve of approximately $1.9 million related to a pending sale of the Lost Hills Vineyard partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million.

Results of Operations

        The following table illustrates the Company's revenues by source for the periods indicated:

Revenues by Source
(in thousands)

	Year Ended June 30,
	2000	2001	2002
Revenues:
Bulk wine and related services	$55,832	$57,384	$43,756
Grape sales	10,617	6,810	2,363
Case goods and related services	15,911	20,258	27,722
Brandy	14,552	13,483	9,789

Total revenues	$96,912	$97,935	$83,630

        The following table illustrates the Company's revenues by source for the periods indicated, expressed as a percentage of revenues:

Percentage of Revenues by Source

	Year Ended June 30,
	2000	2001	2002
Revenues:
Bulk wine and related services	57.6%	58.6%	52.3%
Grape sales	11.0	6.9	2.8
Case goods and related services	16.4	20.7	33.2
Brandy	15.0	13.8	11.7

Total revenues	100.0%	100.0%	100.0%

International

        Approximately 16% of our revenues in fiscal 2002 were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia.

Fiscal Years Ended June 30, 2002 and 2001

  Revenues

        Total revenues for fiscal 2002 were $83.6 million, a decrease of $14.3 million or 14.6%, as compared to revenues of $97.9 million for fiscal 2001. The overall decrease in revenues is due to decreases in bulk wine, wine grapes and brandy revenues as partially offset by increased case goods revenues.

        Bulk Wine and Related Services.    For fiscal 2002, revenues from bulk wine and related services were $43.8 million, a decrease of $13.6 million or 23.7%, as compared to revenues of $57.4 million in 2001. The period to period decrease was a result of a reduction of bulk wine contract and spot sales of approximately 4.9 million gallons or approximately $12.7 million at lower average sales prices per gallon totalling approximately $2.5 million partially offset by approximately $2.0 million in increased bulk wine storage revenues.

        Wine Grapes.    In fiscal 2002, revenues from grape sales were $2.4 million, a decrease of $4.4 million or 64.7%, as compared to revenues of $6.8 million in fiscal 2001. Wine grape revenues include sales of grapes grown on the Company's vineyards and grapes purchased from outside growers and resold to various third parties or "resold grapes". The decline in this segment's revenues is due to reduced volume of wine grapes sold of approximately $3.6 million, partially offset by price increases totalling approximately $0.1 million. The reduction in sales of Company grown grapes is consistent with our plan to use more Company grown grapes in our operations. Resold grape volume decreases totalled approximately $1.8 million partially offset by increased prices totalling approximately $0.7 million.

        Case Goods and Related Services.    For fiscal 2002, revenues from case goods and related services were $27.7 million, an increase of $7.4 million or 36.5%, as compared to revenues of $20.3 million in fiscal 2001. The increase is a result of revenues recognized on custom bottling services for malt-based alcoholic beverages of $8.0 million in fiscal 2002. Malt-based alcoholic beverage custom bottling services commenced in the fourth quarter of fiscal 2001.

        Brandy.    For fiscal 2002, revenues from the sale of brandy and grape spirits were $9.8 million, a decrease of $3.7 million or 27.4%, as compared to revenues of $13.5 million for fiscal 2001. The period to period decrease in brandy revenue was due to decreased proof gallons sold or approximately $3.0 million at reduced contracted prices with an effect of approximately $0.5 million.

  Cost of Sales.

        For fiscal 2002, total cost of sales was $70.4 million, a decrease of $10.3 or 12.8%, from $80.7 million for fiscal 2001. As a percentage of revenues, cost of sales for fiscal 2002 was 84.2%, an increase from 82.4% for fiscal 2001. The increase in cost of sales on a percentage of revenue basis was a result of various vineyard transactions as follows: (1) In August 2002, the Company entered into an agreement to sell the entire Lost Hills Vineyard comprising approximately 1400 acres. An asset impairment reserve was recognized of approximately $1.9 million included in wine grape costs of sales in fiscal 2002 to reflect the anticipated loss on this sale. This loss was partially offset by a reversal of a note payable to a related party of approximately $0.9 million; (2) In Spring 2002, the Company began removal of approximately 340 acres of underperforming vineyards resulting in a $0.8 million charge; together partially offset by (3) In Spring 2002, the Company sold approximately 700 acres of vineyards located in Fresno County realizing a gain of approximately $1.0 million. Another factor impacting the increased percentage of cost of sales to revenues was reduced pricing per proof gallon of brandy sold. Partially offsetting factors include the decreased grape cost component of bulk wine and case goods costs relative to sales prices.

  Gross Profit

        In fiscal 2002, we realized gross profit of $13.2 million, a decrease of $4.1 million or 23.7%, as compared to $17.3 million in fiscal 2001. As a percentage of revenues, gross profit for fiscal 2002 was 15.8%, a decrease from 17.6% in fiscal 2001, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For fiscal 2002, selling, general and administrative expenses were $11.0 million, an increase of $0.2 million or 1.9%, from $10.8 million in fiscal 2001. The period to period increase was due to increased payroll and related expenses including certain severance expenses and post production service and support of our new enterprise-wide technology platform partially offset by elimination of accrued bonuses in the current year.

  Write Down on System Cost

        In fiscal 2002, a write-off of $5.6 million was recorded related to the bulk wine module of our new enterprise-wide technology platform. Management elected not to implement the bulk wine module due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module. We will continue to use our existing bulk wine tracking software which is adequate for our current needs.

  Interest Expense

        For fiscal 2002, interest expense was $4.1 million, an increase of $1.1 million or 36.7%, as compared to interest expense of $3.0 million in fiscal 2001. The period to period increase resulted from increased average borrowings on our line of credit and long-term debt and decreased interest capitalized related to an increased average balance of capital projects in progress partially offset by lower overall interest rates. In addition, approximately $363,000 of prepayment penalties were incurred in fiscal 2002 due to lender requirement to pay down long-term debt with proceeds on sale of certain vineyards located in Fresno County. Interest capitalized in fiscal 2002 and 2001 was approximately $0.3 and $0.5 million, respectively.

  Income Taxes.

        The effective tax rate of our income tax benefit was 37.5% for fiscal 2002 as compared to our income tax rate of 29.3% for fiscal 2001. The income tax benefit effective rate for fiscal 2001 was primarily the result of an increase in manufacturing tax credits.

  Net Income (Loss)

        For fiscal 2002, net loss was $4.7 million, a decrease of $7.2 million, as compared to net income of $2.5 million in fiscal 2001. Net loss for fiscal 2002 was impacted by factors covered above.

  Earnings (Loss) Per Share

        For fiscal 2002, diluted loss per share was $0.49 compared to diluted earnings per share of $0.25 for fiscal 2001.

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

        Bulk Wine and Related Services.    For fiscal 2001, revenues from bulk wine and related services were $57.4 million, an increase of $1.6 million or 2.9%, as compared to $55.8 million during fiscal 2000. Increased custom processing volumes and bulk wine volumes resulted in $8.5 million increased revenues partially offset by lower pricing on bulk wine sales of approximately $6.9 million during fiscal 2001.

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

        Case Goods and Related Services.    For fiscal 2001, revenues from case goods and related services were $20.3 million, an increase of $4.4 million or 27.7%, as compared to revenues of $15.9 million for the first nine months of fiscal 2000. The period to period increase in case goods and related services revenues was due to increased volume in international case goods sales of $3.2 million and increased prices on international sales of $0.8 million.

        In addition, in the fourth quarter of fiscal 2001, the Company commenced custom bottling services for malt-based alcoholic beverages on its $10 million high-speed bottling line. Revenues related to such production were approximately $.4 million in fiscal 2001. Initial production levels were not at peak capacity. The Company expects production levels and related revenues to increase in fiscal 2002.

        Brandy.    For fiscal 2001, revenues from the sale of brandy and grape spirits were $13.5 million, a decrease of $1.1 million or 7.5%, as compared to revenues of $14.6 million in fiscal 2000. The decrease in brandy revenues in fiscal 2001 is primarily due to lower unit pricing stemming from the lower cost of brandy grapes used in production in fiscal 2001 of approximately $2.5 million, partially offset by increased volume in fiscal 2001 totalling approximately $1.4 million.

  Cost of Sales.

        For fiscal 2001, total cost of sales was $80.7 million, a decrease of $0.4 million or 0.5%, from $81.1 million in fiscal 2000. As a percentage of revenues, cost of sales for fiscal 2001 was 82.4%, a decrease from 83.7% in fiscal 2000. The decrease in cost of sales on a percentage of revenue basis was primarily the result of higher margins on bulk wine sales favorably impacted by lower grape costs which were partially offset by lower unit pricing. In addition, vineyard removal costs decreased from $1.8 million to $0.3 million from fiscal 2000 to fiscal 2001 respectively. Case goods cost of sales were negatively impacted by additional costs associated with integrating new bottling activity into the Company's historical bottling programs, and by write-offs of certain dry goods and packaged products.

  Gross Profit

        In fiscal 2001, the Company realized gross profit of $17.3 million, an increase of $1.5 million or 9.5%, as compared to $15.8 million for fiscal 2000. As a percentage of revenues, gross profit for fiscal 2001 was 17.6%, an increase from 16.3% for fiscal 2000. The Company's gross profit and gross margin for fiscal 2001 were the result of items discussed above under "Cost of Sales."

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

  Income Taxes

        The effective tax rate for fiscal 2001 was 29.3% compared to an effective rate of 36.0% for fiscal 2000. The effective rate for 2001 was primarily the result of an increase in manufacturing tax credits.

  Net Income

        For fiscal 2001, net income was $2.5 million, a decrease of $0.2 million or 7.4%, as compared to net income of $2.7 million in fiscal 2000. Net income was impacted by factors discussed above.

  Earnings Per Share

        For fiscal 2001, diluted earnings per share was $0.25 compared to diluted earnings per share of $0.28 for fiscal 2000.

  Liquidity and Capital Resources

        Our working capital position at June 30, 2002 was $14.1 million, compared to $21.3 million at June 30, 2001. The decrease in working capital is due to cash expenditures funded with short-term debt. Historically, our investments in receivables and inventories are at their highest in the second quarter and are reduced in the third and fourth quarters, however, investments in inventories remain high due to current difficult market conditions. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $14.5 million at June 30, 2002, with no outstanding balance at June 30, 2001. Unused availability under the line of credit was $1.5 million at June 30, 2002. On July 19, 2002, we renewed the revolving bank line of credit to provide $22.0 million through February 5, 2003 and $18.0 million thereafter. The line expires July 5, 2003 and we intend and expect to renew the line at that time.

        The Company's revolving line of credit and long-term debt financing agreements contain certain financial covenants. As a result of the factors discussed above under "Recent Development," the Company was not in compliance with cash flow and working capital minimum requirements of its bank credit agreement as of June 30, 2002, but a waiver was subsequently obtained in September 2002. These financial ratios are measured only at June 30 of each fiscal year. In addition, the Company was not in compliance with a fixed charge coverage requirement of its insurance company loan agreement as of June 30, 2002, but a waiver was subsequently obtained in September 2002 as well as an amendment to the loan agreement regarding this covenant effective for each quarter beginning September 30, 2002.

        Net cash used in operating activities for fiscal 2002 was $1.3 million, compared to net cash provided by operations of $15.6 million for fiscal 2001. The decrease in cash provided by operations resulted from reduced income and increased inventories.

        Capital expenditures for fiscal 2002 were $10.2 million, compared to $19.3 million in fiscal 2001. We have funded these expenditures in 2002 from our working capital line. We intend to partially refinance these expenditures and finance future capital expenditures through long-term financing arrangements. Because we successfully renewed and increased our existing line of credit, we believe operating and working capital line sources are adequate for our current operating needs as well as our capital expenditure program.

        We have classified a bulk wine facility, a warehouse, a tasting room and certain vineyards with a net book value of $16.2 million (net of impairment charge of $1.9 million) as assets held for sale at June 30, 2002. Proceeds from the sale of these assets will be used for operating purposes and/or debt reduction. In October 2002, a principal payment of $1.7 million plus interest is due on a note payable to an insurance company. Vineyards included in assets held for sale collateralize this note. We intend to pay off the note with proceeds from this sale. We are negotiating with the lender to extend the maturity should a sale not occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at June 30, 2002, and estimates the balances of such debt in future periods ($ millions):

	June 30,
	2002	2003	2004	2005	2006
Bank line of credit:
Variable Rate:
Average Outstanding*	$10.5	$13.0	$12.0	$12.0	$12.0
Weighted average rate per period	3.4%	5.0%	7.0%	7.0%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$42.2	$35.4	$27.6	$22.5	$4.6
Weighted average rate per period	8.4%	8.1%	8.2%	8.4%	6.9%

*
Based on current anticipated cash flow, we believe that our bank line of credit will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For fiscal 2002, the average outstanding balance under this line was approximately $10.5 million, with a weighted average interest rate of approximately 3.4%.

        At June 30, 2002, the balance on our fixed rate long-term debt was $39.3 million and carried a weighted average interest rate of approximately 8.4%. The weighted average interest rate for fiscal 2002 for all our debt was approximately 7.4%.

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

        A certain portion of our annual wine and brandy production is committed under sales contracts. We maintain a certain amount of uncommitted product inventory to meet customer demand. Bulk wine sold under long-term contracts decreased from 11.7 million gallons in fiscal 2001 to 10.0 million gallons in fiscal 2002. At June 30, 2002, our reported inventory value of bulk wine and brandy was approximately $19.9 million, of which approximately $3.7 million, or 18%, is committed to sales contracts. Uncommitted inventory of approximately $16.2 million, or 82% is reserved for future case goods sales and for spot market bulk wine sales. We generally match preproduction contractual sales with contracted material supply agreements and will continue to maintain certain uncommitted inventory.

Item 8.    Financial Statements and Supplementary Data.

        See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

Item 11.    Executive Compensation.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)  Documents filed as part of this Report:

    (1)
    Index to Consolidated Financial Statements:
    (2)
    Index to Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	58
    (3)
    (a)   Exhibits:

        (b)  Reports on Form 8-K:

    None

Exhibit Number	Description of Document
2.1	Stock Purchase Agreement dated as of April 27, 1995 by and among the Registrant, Golden State Vintners and certain shareholders of Golden State Vintners filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
2.2	Vineyard Purchase Agreement dated May 16, 1995 between the Registrant and The Grape Group, Inc. filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
3.2	Bylaws of the Registrant filed as Exhibit B to the Company's Proxy Statement for an Annual Meeting of Stockholders filed September 28, 2000 and incorporated by reference herein.
4.1	Form of Class B Common Stock Certificate of the Registrant filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
4.2	Registration Rights Agreement dated as of April 27, 1995 by and among the Registrant and certain holders of the Registrant's Common Stock filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

4.3	Registration Rights Agreement dated October 10, 1996 by and among the Registrant and certain holders of the Registrant's Common Stock filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.1	1996 Stock Option Plan ("1996 Stock Plan") of the Registrant filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.2	Form of Incentive Stock Option Agreement under the 1996 Stock Plan filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.3	Form of Nonqualified Stock Option Agreement under the 1996 Stock Plan filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.4	Form of Indemnification Agreement between the Registrant and its officers and directors filed as Exhibit B to the Company's Proxy Statement for an Annual Meeting of Stockholders, filed June 8, 2000, and incorporated by reference herein.
10.5	Employment Agreement dated as of April 27, 1995 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.6	Securities Purchase Agreement dated April 21, 1995 among the Registrant, Golden State Vintners and John Hancock Mutual Life Insurance Company ("John Hancock"), as amended, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.7	First Mortgage Note Due April 1, 2005 issued by Golden State Vintners in favor of John Hancock in the principal amount of $35,000,000.00 filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.8	Continuing Corporate Guaranty dated April 27, 1995 entered into by the Registrant in favor of John Hancock filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.9	Security Agreement dated as of April 21, 1995 entered into by Golden State Vintners in favor of John Hancock filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.10	Intercreditor Agreement dated as of April 21, 1995 among Golden State Vintners, John Hancock and Sanwa Bank California ("Sanwa"), as amended, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.11	Continuing Guaranty dated as of April 21, 1998 between the Registrant and Sanwa filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.12	Management Agreement dated May 31, 1997 between the Registrant and Forrest Binkley & Brown Partners L.P. filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

10.13	1998 Director Stock Option Plan (the "Director Plan") filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.14	Stock Option Agreement dated as of December 31, 1997 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.15	Employment Agreement dated as of January 1, 1998 between the Registrant and Jeffrey B. O'Neill, filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.16	Form of Stock Option Agreement under the Director Plan filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.17	Promissory Note dated September 30, 1986 between the Registrant, as assignee of original maker, The Grape Group and The Prudential Insurance Company of America filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.18	Credit Agreement dated as of July 5, 2000 between Sanwa and the Registrant filed as Exhibit 10.21 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated by reference herein.
10.19	First Amendment to Credit Agreement dated as of June 21, 2001 between Sanwa and the Registrant filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated by reference herein.
10.23	Credit Agreement dated as of July 19, 2002 between Bank of the West and the Registrant.
10.24	Standard Industrial/Commercial Multi-Tenant Lease Agreement dated as of September 6, 2002 between SDG/Commerce 201, LLC and the Registrant.
21.1	Subsidiaries of the Registrant filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on page 49).
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
of Golden State Vintners, Inc.

        We have audited the accompanying consolidated balance sheets of Golden State Vintners, Inc. and subsidiaries as of June 30, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the supplementary financial schedule listed in the Index at Item 14(a)(2). These financial statements and the supplementary financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden State Vintners, Inc. and subsidiaries at June 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2002 the Company changed its wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and retroactively restated the prior years' consolidated financial statements for the change.

DELOITTE & TOUCHE LLP

Fresno, California
September 26, 2002

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$488,507	$58,803
Trade and other receivables—net	10,042,126	9,823,353
Inventories	23,659,449	33,976,506
Refundable income taxes	1,891,619	1,067,277
Prepaid expenses and other current assets	412,683	253,296

Total current assets	36,494,384	45,179,235
PROPERTY, PLANT AND EQUIPMENT—Net	94,720,354	69,935,293
ASSETS HELD FOR SALE	—	16,216,437
OTHER ASSETS	903,880	1,482,701

TOTAL ASSETS	$132,118,618	$132,813,666

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$—	$14,500,000
Cash overdraft	—	977,895
Accounts payable	5,684,342	6,904,334
Payable to growers	194,815	181,722
Payroll and related liabilities	1,769,924	917,926
Accrued interest	387,532	409,925
Other accrued liabilities	914,832	520,538
Deferred income taxes	1,811,003	204,457
Current portion of long-term debt	4,395,722	6,508,277

Total current liabilities	15,158,170	31,125,074
LONG-TERM DEBT	39,792,467	30,039,089
DEFERRED COMPENSATION	149,255	732,917
DEFERRED INCOME TAXES	11,852,463	10,483,079
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS' EQUITY:
Common stock:
Class A common stock; 4,342,528 issued and outstanding at June 30, 2001 and 2002, respectively	43,425	43,425
Class B common stock; 5,192,343 issued at June 30, 2001 and 2002, respectively	51,924	51,924
Additional paid-in capital	45,058,028	45,058,028
Retained earnings	20,094,548	15,425,792

Total common stock, paid-in capital and retained earnings	65,247,925	60,579,169
Treasury stock (11,884 shares at June 30, 2001 and 21,884 shares at June 30, 2002)	(81,662)	(145,662)

Total stockholders' equity	65,166,263	60,433,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$132,118,618	$132,813,666

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2000	2001	2002
REVENUES, net:
Bulk wine	$55,832,192	$57,383,986	$43,756,531
Wine grapes	10,616,502	6,810,530	2,363,571
Case goods	15,910,972	20,257,658	27,721,741
Brandy and spirits	14,552,343	13,483,096	9,788,637

Total revenues	96,912,009	97,935,270	83,630,480
COST OF SALES	81,078,937	80,661,946	70,383,055

GROSS PROFIT	15,833,072	17,273,324	13,247,425
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,755,578	10,825,432	10,985,144
WRITE DOWN OF SYSTEM COSTS	—	—	5,663,199

INCOME (LOSS) FROM OPERATIONS	8,077,494	6,447,892	(3,400,918)
INTEREST EXPENSE	(3,827,121)	(2,955,362)	(4,068,838)

INCOME (LOSS) BEFORE INCOME TAXES	4,250,373	3,492,530	(7,469,756)
INCOME TAXES (BENEFIT)	1,530,000	1,022,000	(2,801,000)

NET INCOME (LOSS)	2,720,373	2,470,530	(4,668,756)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.29	$0.26	$(0.49)

DILUTED	$0.28	$0.25	$(0.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	9,498,261	9,506,583	9,514,247

DILUTED	9,578,117	9,838,179	9,514,247

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Class A	Class B				Total
BALANCE, JUNE 30, 1999 (as previously reported)	$43,425	$51,558	$44,836,541	$12,551,630	$—	$57,483,154
Cumulative effect on prior years of change in accounting from LIFO to FIFO for certain inventories, net of tax of $1,557,032 (Note 2)	—	—	—	2,352,015	—	2,352,015

BALANCE, JUNE 30, 1999	43,425	51,558	44,836,541	14,903,645	—	59,835,169
Net income	—	—	—	2,720,373	—	2,720,373

BALANCE, JUNE 30, 2000	43,425	51,558	44,836,541	17,624,018	—	62,555,542
Treasury stock purchases	—	—	—	—	(81,662)	(81,662)
Stock option exercises	—	339	161,906	—	—	162,245
Tax benefit of stock option exercises	—	—	39,692	—	—	39,692
Employee stock awards	—	27	19,889	—	—	19,916
Net income	—	—	—	2,470,530	—	2,470,530

BALANCE, JUNE 30, 2001	43,425	51,924	45,058,028	20,094,548	(81,662)	65,166,263
Treasury stock purchases	—	—	—	—	(64,000)	(64,000)
Net loss	—	—	—	(4,668,756)	—	(4,668,756)

BALANCE, June 30, 2002	$43,425	$51,924	$45,058,028	$15,425,792	$(145,662)	$60,433,507

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2000	2001	2002
OPERATING ACTIVITIES:
Net income (loss)	$2,720,373	$2,470,530	$(4,668,756)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,211,116	7,066,845	6,935,382
Provision for doubtful accounts	(200,000)	50,000	100,000
Write down on system costs	—	—	5,663,199
Loss (gain) on disposal of assets	1,836,167	948,842	(560,960)
Impairment of long-term asset	—	—	1,903,618
Reversal of contingent liability on unsecured loan due to related party	—	—	(925,233)
Employee stock award	—	19,916	—
Change in cash surrender value of life insurance policies	—	5,509	164,419
Change in market value of deferred compensation	—	(4,744)	(79,445)
Deferred income taxes	418,337	654,047	(2,975,930)
Change in deferred tax valuation allowance	—	—	—
Changes in operating assets and liabilities:
Trade and other receivables	2,697,731	(2,650,894)	118,773
Inventories	5,146,742	2,701,101	(8,579,669)
Prepaid expenses and other current assets	(26,030)	341,896	159,387
Refundable income taxes	1,711,663	567,954	824,342
Accounts payable	(1,065,663)	2,720,982	1,219,992
Payable to growers	(299,553)	(165,470)	(13,093)
Payroll and related liabilities	326,788	808,745	(851,998)
Accrued interest	(63,061)	(435,584)	22,393
Other accrued liabilities	425,511	297,975	(394,294)
Deferred compensation	—	153,999	663,107

Net cash provided by (used in) operating activities	19,840,121	15,551,649	(1,274,766)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,614,425)	(19,281,183)	(10,193,754)
Proceeds from sale of property, plant and equipment	—	—	3,522,804
Purchase of life insurance policies	—	(650,000)	(650,000)
Proceeds from note receivable	1,722,322	—	—
Refund (payment) of deposits	(18,890)	7,551	(156,520)

Net cash used in investing activities	(5,910,993)	(19,923,632)	(7,477,470)

FINANCING ACTIVITIES:
Borrowings on line of credit	25,900,000	38,200,000	44,000,000
Payments on line of credit	(34,000,000)	(38,200,000)	(29,500,000)
Cash overdraft increase (decrease)	(964,467)	—	977,895
Proceeds from lease financing	—	8,000,000	—
Payments on long-term debt	(4,855,011)	(3,259,337)	(7,091,363)
Proceeds from stock option exercises	—	162,245	—
Purchase of treasury stock	—	(81,662)	(64,000)

Net cash provided by (used in) financing activities	(13,919,478)	4,821,246	8,322,532

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	9,650	449,263	(429,704)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	29,594	39,244	488,507

CASH AND EQUIVALENTS, END OF PERIOD	$39,244	$488,507	$58,803

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS

        Golden State Vintners, Inc., formerly Golden State Acquisition Corp., a Delaware corporation, was formed on April 26, 1995 for the purpose of acquiring and holding for investment all of the outstanding capital stock of Golden State Vintners ("GSV"), a California corporation. Such acquisition occurred on April 27, 1995.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include Golden State Vintners, Inc. and its wholly-owned subsidiary, GSV (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

  Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include collectibility of accounts receivable, valuation of inventories, valuation of long-lived assets and deferred tax assets and revenue recognition.

  Fair Value of Financial Instruments

        The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amounts recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company, and other long-term financing at June 30, 2002 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments.

  Cash Equivalents

        For purposes of reporting cash flows, the Company considers cash equivalents to include all short-term investments with an original maturity of three months or less.

  Trade Receivables

        Most accounts receivable are due from wine distributors and major wineries located principally in California, however, at June 30, 2002, a receivable balance of approximately $1.1 million was due from an international customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its sales. Trade and other receivables at June 30,

2001 and 2002 are net of an allowance for doubtful accounts of approximately $502,000 and $409,000, respectively.

  Inventories

        Effective July 1, 2001, the Company changed its wine and brandy inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines and brandy sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting will reduce intra-year cost of sales volatility; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. For the year ended June 30, 2001, the restatement decreased net income by $1.9 million or $0.20 per share. For the year ended June 30, 2000, the restatement decreased net income by approximately $2,000 or $0.00 per share. As of July 1, 1999, the effect of this restatement increased current assets, current liabilities and retained earnings by $3.5 million, $1.2 million and $2.4 million, respectively. The change to the FIFO method of accounting discussed above resulted in additional taxes of approximately $2.0 million to be paid over four years beginning with the fiscal 2001 tax return. Payment of these additional taxes will not change our effective tax rate.

        Bulk wine, case goods, and brandy are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of FIFO cost or market. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets, as follows:

Land Improvements	30 years
Vineyards	20 years
Buildings	7 to 48 years
Cooperage	10 to 30 years
Equipment	7 to 20 years

        Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. Maintenance and repairs are charged to operating costs as incurred. The cost of improvements is capitalized. Gains or losses on the disposition of assets are included in income. Amortization of assets held under capital leases is included in depreciation expense.

  Long-Lived Assets

        The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale of a particular asset, or independent appraisals. See Notes 4 and 5 for impairments recognized in 2002.

  Deferred Compensation and Company Owned Life Insurance

        The Company has purchased life insurance policies to cover its obligations under deferred compensation plans for officers, key employees and directors. Cash surrender values, included in other assets, of these policies are adjusted for fluctuations in the market value of underlying instruments. The cash surrender value is adjusted each reporting period and any gain or loss is included in selling, general and administrative expense. Market value declines resulted in losses of $5,509 and $164,419 in fiscal 2001 and 2002, respectively. Employee deferred compensation liabilities are also adjusted to market value each reporting period. Market value declines resulted in gains of $4,744 and $79,445 in fiscal 2001 and 2002, respectively.

  Deferred Financing Costs

        Financing costs incurred to obtain new financing are deferred and amortized over the term of the related loan. At June 30, 2001 and 2002, such costs included in other assets were $237,300 and $174,020, respectively, which were net of accumulated amortization of $395,500 and $458,780, respectively.

  Bank Line of Credit

        On July 19, 2002, the Company renewed and increased its revolving line of credit to provide $22.0 million through February 5, 2003 and $18.0 million thereafter. The line expires July 5, 2003. The balance outstanding under the line was $14.5 million at June 30, 2002 with no outstanding balance at June 30, 2001.

  Treasury Stock

        On November 8, 2000, the Board of Directors of the Company approved the purchase of up to 1,000,000 shares of its outstanding Class B Common Stock. Through June 30, 2002, the Company has purchased 21,884 shares for $145,662 of which 10,000 shares were purchased for $64,000 in fiscal 2002. As of June 2002, the Board of Directors suspended additional purchases until further notice.

  Revenue Recognition

        Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return in the contract. In certain cases the contract requirements specify that the Company store such product after it has been sold and require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery to the customer. Wine processing and storage fees are recognized as those services are provided. Revenues relating to product held and stored by the Company after it has been sold totalled approximately $26,795,000, $47,909,000 and $39,780,000 in the years ended June 30, 2000, 2001 and 2002, respectively. At June 30, 2001 and 2002, accounts receivable included approximately $1,300,000 and $363,000 respectively, pertaining to product sales in which the products were stored by the Company at such dates.

  Major Customers

        The Company's brandy sales are primarily to one customer. Such sales, together with bulk wine and case goods sales to such customer, accounted for approximately 15%, 14% and 12% of total revenues in the years ended June 30, 2000, 2001 and 2002, respectively. In addition, a bulk wine customer accounted for approximately 8%, 13% and 17% of total revenues in the years ended June 30, 2000, 2001 and 2002, respectively.

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

  Earnings (Loss) Per Common Share

        Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings available to common stockholders adjusted for the effects of preferred stock dividends, interest on convertible debt, and other changes in income or loss resulting from the presumed conversion of potential common shares, if any, by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive.

        Basic and fully diluted earnings (loss) per share ("EPS") are determined as follows:

	Year Ended June 30,
	2000	2001	2002
Basic EPS Computation
Numerator:
Net income (loss)	$2,720,373	$2,470,530	$(4,668,756)

Denominator:
Weighted average common shares	9,498,261	9,506,583	9,514,247

Basic EPS	$.29	$.26	$(.49)

Diluted EPS Computation
Numerator:
Income (loss) available to common stockholders and assumed conversions	$2,720,373	$2,470,530	$(4,668,756)

Denominator:
Weighted average common shares outstanding	9,498,261	9,506,583	9,514,247
Stock options	79,856	331,596	—

Adjusted weighted average common shares	9,578,117	9,838,179	9,514,247

Diluted EPS	$.28	$.25	$(.49)

        Options to purchase approximately 1,004,000, 758,000 and 1,139,000 shares of common stock at various prices per share were outstanding at June 30, 2000, 2001 and 2002, respectively, but were not included in diluted EPS computations because the exercise prices were greater than the average market price for Class B common stock for the periods then ended.

  New Accounting Pronouncements

        In 2001, the FASB issued four statements: No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Assets Retirement Obligations and No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill and certain identifiable intangible assets will not be amortized and requires impairment tests for goodwill and certain identifiable intangible assets. SFAS No. 143 provides that asset retirement obligations be measured at fair value and be discounted. Dismantlement and restoration costs should be recognized as a liability when incurred. SFAS No. 144 provides that impairment losses be recognized only if the carrying amount of the long-lived assets is not recoverable from undiscounted cash flows. Any impairment loss recognized would be the difference between the carrying value of the asset and its fair value. In 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 145 provides that debt extinguishments that are part of a Company's risk management strategy should not be reported as extraordinary items because they do not meet the criteria as unusual and infrequently occurring events. This statement also requires sale-leaseback accounting for certain lease modifications whose economic effects are similar to sale-leaseback transactions. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS Nos. 144 and 145 are effective July 1, 2002 and the provisions of SFAS No. 146 are effective for future exit activities initiated after December 31, 2002. The Company adopted SFAS Nos. 141, 142 and 143 effective July 1, 2001. Adoption of these statements had no material impact on the Company's consolidated financial position, results of operations or cash flows. Management expects that the adoption of SFAS Nos. 144, 145 and 146 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Reclassifications

        Certain amounts in the accompanying 2000 and 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

3.    INVENTORIES

        Inventories consist of the following:

	June 30,
	2001	2002
Bulk wine	$10,283,967	$18,186,742
Cased and bottled wine	3,997,481	7,340,769
Brandy	1,204,000	1,713,118
Supplies and other	979,100	834,568
Unharvested crop costs	7,194,901	5,901,309

Total	$23,659,449	$33,976,506

4.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	June 30,
	2001	2002
Land and improvements	$14,713,312	$10,747,099
Vineyards	26,357,461	14,517,882
Buildings	12,726,460	9,040,357
Cooperage	24,766,768	22,938,059
Equipment	35,723,730	35,779,485
Construction in progress	8,609,770	3,958,163

Total	122,897,501	96,981,045
Less accumulated depreciation and amortization	28,177,147	27,045,752

Property, plant and equipment—net	$94,720,354	$69,935,293

        We have been in the process of implementing a new enterprise-wide technology platform over the past two years. In January 2002, we implemented all of the modules of the system with the exception of the bulk wine module. Due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module, we have elected not to implement the bulk wine module. Accordingly, in fiscal 2002 the Company has written off approximately $5.6 million of such costs.

        For the years ended June 30, 2000, 2001 and 2002, the Company capitalized approximately $300,000, $512,000 and $292,000, respectively, of interest primarily related to software development costs and plant equipment and vineyards under development included in construction in progress. In the Company's 2001 and 2002 fiscal years, the Company removed approximately 150 and 340 acres of underperforming vineyards, respectively, from production (representing approximately two and five percent of the Company's total vineyard assets, respectively), resulting in a $0.3 and $0.8 million charge, respectively, to wine grape cost of sales.

        In addition, in the Spring of 2002 the Company sold approximately 700 acres of vineyards located in Fresno County realizing a gain of approximately $1.0 million included in wine grape cost of sales. The proceeds from the sale of approximately $3.1 million were deposited in an escrow account as required by the debt agreement for the benefit of the lender since the property collateralized long-term debt. In September 2002, the proceeds of $3.1 million were used to pay debt and a prepayment penalty of $363,000.

5.    ASSETS HELD FOR SALE

        In June 2002 the Company's Board of Directors approved a plan to sell certain excess assets. Such assets include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards. After the lease of the American Canyon facility in December 2001, neither the bulk wine and bottling facility nor the other warehouse facility is necessary for custom crushing, bottling or storage.

        In addition, in August 2002, the Company entered into an agreement to sell the entire Lost Hills Vineyard. An asset impairment charge was recognized of $1.9 million included in wine grape cost of sales in fiscal 2002 to reflect the anticipated loss in this sale. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. Such note was a part of the original purchase price of the Lost Hills Vineyard. Assets held for sale, at the lower of carrying value or fair value, consists of the following:

June 30 2002
Land and improvements	$4,696,782
Vineyards (net of a $1.9 million impairment charge)	6,390,510
Buildings	3,817,240
Cooperage	3,292,777
Equipment	6,044,928

Total	24,242,237
Less accumulated depreciation and amortization	8,025,800

Assets held for sale—net	16,216,437

6.    BANK LINE OF CREDIT AND LONG-TERM DEBT

      On July 19, 2002, the Company renewed and increased its revolving line of credit to provide $22.0 million through February 5, 2003 and $18.0 million thereafter with variable interest based on interest rate options elected by the Company. The balance outstanding under the line was $14.5 million at June 30, 2002 with no outstanding balance at June 30, 2001. The line expires July 5, 2003 and management intends and expects to renew the line at that time.

        Long-term debt is as follows:

	June 30,
	2001	2002
Insurance company Senior Secured First Mortgage Notes, principal and interest at 8.99% payable $370,000 monthly, balance of $14,336,952 due April 1, 2005	$26,789,711	$21,913,908
Insurance company note payable, interest at 11.6% payable annually, annual principal payments of $200,000, balance of $1,724,000 due on October 1, 2002	1,924,156	1,724,156
Unsecured contingent loan due to related party, non-interest bearing, discounted (at 10%) to present value, reversed in fiscal 2002 as discussed in Note 2	860,986	—
Capital lease obligations and other loans, interest principally at 7.0% (See Note 10)	14,613,336	12,909,302

Total	44,188,189	36,547,366
Less current portion	(4,395,722)	(6,508,277)

Long-term portion	$39,792,467	$30,039,089

        Substantially all of the Company's assets are pledged as collateral for revolving bank loans and long-term debt. The insurance company loan agreement, as amended, and bank credit agreements include various financial covenants which require that the Company maintain certain specified financial ratios and restrict the amount of capital expenditures, additional indebtedness and certain investments. Further, dividends may not be declared and paid without prior approval. The Company was not in compliance with working capital and cash flow minimum requirements of its bank credit agreement as of June 30, 2002, but a waiver was subsequently obtained in September 2002. In addition, the Company was not in compliance with the fixed charge coverage requirement of its insurance company loan agreement as of June 30, 2002, but a waiver was subsequently obtained in September 2002 as well as an amendment to the loan agreement regarding this covenant effective for each quarter beginning September 30, 2002.

        In June, 2001, the Company entered into a master lease agreement with a bank to finance up to $8 million of bottling and processing equipment. During 1998, the Company entered into a master leasing agreement with a bank to finance up to $11 million of cooperage and processing equipment. The leases are collateralized by the property and require monthly principal and interest payments. As of June 30, 2002, the cumulative amount of property financed and capitalized totaled approximately $15.4 million.

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

        Scheduled annual maturities of long-term debt, including capital leases, as of June 30, 2002 are as follows:

2003	$6,508,277
2004	5,243,793
2005	18,992,079
2006	2,472,700
2007	1,823,146
Thereafter	1,507,371

Total	$36,547,366

        The fiscal 2003 amount above includes $1,724,156 currently due October 1, 2002. A sale of the vineyard that collateralizes such note is currently in escrow. The Company intends to pay off the loan with proceeds from this sale. Company management is negotiating with the lender to extend the maturity should the sale not occur.

7.    INCOME TAXES

        The components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2000	2001	2002
Current:
Federal	$961,995	$283,160	$266,007
State	148,776	84,794	(91,077)

	1,110,771	367,954	174,930
Deferred:
Federal	504,169	823,748	(2,512,651)
State	(85,832)	(213,385)	(614,295)

	418,337	610,363	(3,126,946)
Change in valuation allowance	892	43,683	151,016

	$1,530,000	$1,022,000	$(2,801,000)

        The Company recognized tax benefits related to stock option exercises in the amount of $39,692 for the year ended June 30, 2001. These benefits were recorded as a decrease to income taxes payable and an increase in paid-in-capital. There were no stock option exercises in the years ended June 30, 2000 or 2002.

        The Company's income tax provision differs from the amount determined by applying the statutory federal income tax (benefit) rate, due to the following:

	Year Ended June 30,
	2000	2001	2002
Federal statutory tax rate	35.00%	35.00%	(35.00)%
Permanent items	.80	(3.28)	.75
State income taxes, net of federal effect	.98	(1.60)	(4.91)
Change in valuation allowance	.02	1.25	.01
Other	(.80)	(2.07)	1.65

	36.00%	29.30%	(37.50)%

        Deferred income tax assets and liabilities consist of the following:

	June 30,
	2001	2002
Current assets (liabilities):
Inventory costing	$(2,264,379)	$(1,626,704)
State franchise taxes	104,192	6,435
Capitalized interest	122,094	299,881
Reserves	343,030	743,519
Allowance for doubtful accounts	214,884	175,105
Property taxes	(471,240)	—
Benefits	97,853	115,095
Other	42,563	82,212

Total	$(1,811,003)	$(204,457)

Long-term assets (liabilities):
Purchase accounting	$(4,009,784)	$(3,449,560)
Accelerated depreciation	(10,769,036)	(11,308,876)
Deferred compensation	63,941	313,982
State franchise taxes	142,911	115,591
Operating loss carryforwards	—	1,487,289
Tax credit carryforwards	3,072,163	2,867,567
Other	41,825	36,427
Valuation allowance	(394,483)	(545,499)

Total	$(11,852,463)	$(10,483,079)

        At June 30, 2002, the Company has federal and state alternative minimum tax ("AMT") credit carryforwards of approximately $1,791,000 and $295,000, respectively, that may be used for an indefinite period. At June 30, 2002, the Company has federal net operating loss carryforwards of approximately $1,283,000 expiring in 2022 and state net operating loss carryforwards of $204,000 expiring in 2014. In addition, the Company has a state manufacturers tax credit of approximately $782,000 which expires as follows:

2008	$118,000
2009	584,000
2010	80,000

Total	$782,000

8.    SHAREHOLDERS' EQUITY

  Common Stock

        The Company's authorized capital stock is as follows at June 30, 2002:

	Par Value	Authorized Shares
Class A	$.01	6,000,000
Class B	$.01	54,000,000

        Class A common stock has ten votes for each share and are convertible into Class B common stock on a share-for-share basis at the option of the stockholder or upon certain transfers of current stock ownership. Class B common stock has one vote for each share. Class A and Class B common stockholders share equally in dividend distributions (if declared by the Board of Directors) and liquidation rights.

        Changes in the Company's common stock issued during the year ended June 30, 2001 (no changes in fiscal 2000 or 2002) are as follows:

	Class of Common Stock
	A	B
Shares issued and outstanding, June 30, 2000	4,342,528	5,155,733
Issuance of stock (option exercises)	—	33,900
Issuance of stock (employee stock awards)	—	2,710

Shares issued, June 30, 2001 and 2002	4,342,528	5,192,343

  Stock Option Plans

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

        A summary stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Right/Option
Outstanding at June 30, 1999	1,349,037	$9.46
Granted at market value ($2.58 weighted average fair value per option)	377,527	$3.87
Terminated	(55,793)	$9.20

Outstanding at June 30, 2000	1,670,771	$8.21
Granted at market value ($3.63 weighted average fair value per option)	111,800	$5.90
Exercised	(33,900)	$4.79
Terminated	(177,650)	$10.12

Outstanding at June 30, 2001	1,571,021	$7.90

Granted at market value ($3.02 weighted average fair value per option)	532,075	$5.01
Granted at greater than market value ($3.23 weighted average fair value per option)	150,000	$6.35
Terminated	(303,278)	$4.91

Outstanding at June 30, 2002	1,949,818	$7.45

Exercisable at June 30, 2002	1,350,393	$8.43

Available for grant at June 30, 2002	80,955

The following table summarizes information about stock options outstanding at June 30, 2002.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/02	Weighted Average Exercise Price
$3.10 to $7.63	1,249,686	6.8 years	$4.87	650,261	$4.51
$12.07 to $12.08	700,132	5.5	$12.07	700,132	$12.07

$3.10 to $12.08	1,949,818	6.4	$7.45	1,350,393	$8.43

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

	2000	2001	2002
Expected life	5.0	5.0	4.9
Risk free interest rate	6.2%	5.5%	4.3%
Expected volatility	77%	70%	69%
Dividends	None	None	None

        The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Proforma net income for the years ended June 30, 2000 and 2001 would have been $543,029 and $651,426, less than net income as reported and the net loss for the year ended June 30, 2002 would have been $472,007 greater than reported if the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards. Proforma earnings (loss) per share for the year ended June 30, 2000, 2001 and 2002 would have been as follows: basic—$0.23, $0.19 and $(0.54). and diluted—$0.23, $0.18 and $(0.54), respectively.

9.    RETIREMENT PLANS

        The Company's 401(k) plan, established in 1996, provides retirement benefits to full-time employees that meet certain eligibility requirements. Under the 401(k) plan, employees may elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company may elect to make an annual discretionary contribution to the Plan of up to 25% of each participant's eligible compensation, subject to certain limitations. Participants' voluntary contributions and Company contributions to the Plan vest immediately. The Company also contributes to a winery workers' retirement plan which provides retirement benefits for union employees. In the event of withdrawal or plan termination the Company could be liable for its proportionate share of a plan's unfunded vested benefits. The information required to determine the amount of this contingent obligation is not readily available. Retirement plan costs charged to operations were $104,448, $107,503 and $120,806 for the years ended June 30, 2000, 2001 and 2002, respectively.

        The Company has a deferred compensation plan for officers, key employees and directors that enables participants to defer portions of their current compensation.

10.    LEASES

        The Company leases cooperage, equipment and real estate under both capital and operating lease arrangements. Future minimum payments by fiscal year and in aggregate under such capital leases and noncancellable operating leases with terms of one year or more consist of the following at June 30, 2002:

	Capital Leases	Operating Leases
2003	$3,112,137	$1,435,670
2004	3,112,137	1,139,660
2005	2,881,354	1,046,781
2006	2,798,973	1,029,431
2007	1,981,741	962,911
Thereafter	1,569,639	—

Total minimum lease payments	15,455,981	$5,614,453

Amount representing interest	2,546,679

Net present value of minimum lease payments	12,909,302
Less current maturities	2,282,773

	$10,626,529

        The following is a summary of cost and accumulated amortization on capitalized cooperage and equipment leases:

	June 30,
	2001	2002
Cooperage	$8,453,990	$8,453,990
Equipment	9,673,016	10,126,957
Less accumulated amortization	(1,745,332)	(3,189,608)

	$16,381,674	$15,391,339

        Rent expense totaled $890,310, $1,024,198 and $1,883,842 for the years ended June 30, 2000, 2001 and 2002, respectively.

11.    BUSINESS SEGMENT INFORMATION

        The Company's chief decision makers evaluate performance based on the gross profit of the following four segments: bulk wine, wine grapes, case goods and brandy. The bulk wine segment includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes production of proprietary and private label bottled wine, alcoholic beverages and custom bottling and storage services and providing custom bottling services for malt-based alcoholic beverages to two major customers. The Company's brandy segment includes production of brandy and spirits and brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

        Segment information as of June 30, 2001 and 2002 and for the years ended June 30, 2000, 2001 and 2002 is as follows:

	Year Ended June 30,
	2000	2001	2002
Revenues, net:
Bulk wine	$55,832,192	$57,383,986	$43,756,531
Wine grapes	10,616,502	6,810,530	2,363,571
Case goods	15,910,972	20,257,658	27,721,741
Brandy	14,552,343	13,483,096	9,788,637

Total revenues, net	96,912,009	97,935,270	83,630,480
Cost of Sales:
Bulk wine	45,358,636	43,870,080	32,722,420
Wine grapes	10,809,404	6,163,036	2,930,301
Case goods	13,989,159	20,136,443	26,762,124
Brandy	10,921,738	10,492,387	7,968,210

Total cost of sales	81,078,937	80,661,946	70,383,055
Gross Profit:
Bulk wine	10,473,556	13,513,906	11,034,111
Wine grapes	(192,902)	647,494	(566,730)
Case goods	1,921,813	121,215	959,617
Brandy	3,630,605	2,990,709	1,820,427

Total gross profit	$15,833,072	$17,273,324	$13,247,425

Capital Expenditures:
Bulk wine	$4,359,304	$2,432,810	$3,189,506
Wine grapes	413,380	104,188	772,107
Case goods	2,019,138	10,325,086	3,272,280
Brandy	721,432	323,312	893,054
Corporate	101,171	6,120,612	2,378,333

Total	$7,614,425	$19,306,008	$10,505,279

Depreciation and amortization:
Bulk wine	$4,471,833	$5,242,010	$4,167,058
Wine grapes	550,883	420,950	135,456
Case goods	233,035	516,217	1,569,942
Brandy	614,696	561,903	528,332
Corporate	340,669	325,765	534,594

Total	$6,211,116	$7,066,845	$6,935,382

	June 30
	2001	2002
Total Assets:
Bulk wine	$56,307,017	$61,987,663
Wine grapes	33,484,548	26,230,246
Case goods	24,485,626	31,466,893
Brandy	7,079,728	8,039,213
Corporate	10,761,699	5,089,651

Total	$132,118,618	$132,813,666

        The net book value of assets held for sale as of June 30, 2002 are included in the following business segments:

Bulk wine	$7,993,941
Wine grapes	4,621,210
Case goods	3,601,286

$16,216,437

        Revenues derived from five of our customers accounted for 41%, 44% and 49% in 2000, 2001 and 2002, respectively. Revenues from Constellation and Diageo accounting for approximately 17% and 13%, respectively in 2002.

        International sales are 10%, 15% and 16% of revenues in 2000, 2001 and 2002, respectively, and represent the export of bulk wine and case goods to Canada, Europe and Asia. The Company has no assets in foreign locations.

12.    COMMITMENTS AND CONTINGENCIES

  Grape Purchase Commitments

        The Company enters into grape purchase and bulk wine sales contracts in the normal course of business. Contracted prices to be paid for grapes are fixed or fluctuate with prevailing market prices at the time of purchase based on contract terms. Bulk wine sales contracts are generally at fixed prices.

  Equipment and Cooperage Purchase Commitments

        As of June 30, 2002, the Company had entered into contracts aggregating approximately $176,000 for the purchase of processing equipment and cooperage.

  Legal Proceedings

        The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, the results of its operations or its cash flows.

13.    SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

	Year Ended June 30,
	2000	2001	2002
Interest paid	$4,143,279	$3,558,109	$3,549,334
Income taxes paid/(refunded)	(600,000)	(200,000)	(649,413)
Property acquired under capital lease	—	24,825	311,525

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STATE VINTNERS, INC.
By:	/s/ JOHN G. KELLEHER John G. Kelleher Chief Financial Officer September 28, 2002

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey B. O'Neill, John G. Kelleher and Jeffrey J. Brown, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY B. O'NEILL Jeffrey B. O'Neill	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2002
/s/ JOHN G. KELLEHER John G. Kelleher	Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)	September 28, 2002
/s/ JEFFREY J. BROWN Jeffrey J. Brown	Chairman of the Board, Assistant Secretary and Director	September 28, 2002
/s/ NICHOLAS B. BINKLEY Nicholas B. Binkley	Director	September 28, 2002

/s/ LAWRENCE R. BUCHALTER Lawrence R. Buchalter	Director	September 28, 2002
/s/ DAVID GALE David Gale	Director	September 28, 2002
/s/ PAUL M. GINSBURG Paul M. Ginsburg	Director	September 28, 2002
/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	September 28, 2002
/s/ JEAN-MICHEL VALETTE Jean-Michel Valette	Director	September 28, 2002

CERTIFICATIONS

        I, Jeffrey B. O'Neill, certify that:

        1.    I have reviewed this annual report on Form 10-K of Golden State Vintners, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 28, 2002

/s/ JEFFREY B. O'NEILL Jeffrey B. O'Neill Chief Executive Officer

CERTIFICATIONS

        I, John Kelleher, certify that:

        1.    I have reviewed this annual report on Form 10-K of Golden State Vintners, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 28, 2002

/s/ JOHN KELLEHER John Kelleher Chief Financial Officer

Item 14(a)(2)

GOLDEN STATE VINTNERS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended June 30, 2000:
Allowance for uncollectible accounts	$1,272	$(200)	$(115)	$957
Year ended June 30, 2001:
Allowance for uncollectible accounts	957	50	(505)	502
Year ended June 30, 2002:
Allowance for uncollectible accounts	502	100	(193)	409

(1)
Represents write-offs of receivable amounts.

QuickLinks

PART I
Fiscal 2002 Revenues (dollars in millions)
Production at The Company's Winemaking Facilities
The Company's Vineyard Properties
Net Production Acres Owned by GSV and Tons Produced
RISK FACTORS
PART II
PART III
PART IV
GOLDEN STATE VINTNERS, INC. CONSOLIDATED BALANCE SHEETS
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
CERTIFICATIONS