Form 10-Q
period 2002-09-30
GOLDEN STATE VINTNERS INC
filed 2002-11-15
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2002

or

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

        ☒ Yes            ☐ No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of November 13, 2002 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS)

	September 30, 2002	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$65	$59
Trade and other receivables—net	12,471	9,823
Inventories	40,789	33,976
Refundable income taxes	188	1,067
Deferred income taxes	778	—
Prepaid expenses and other current assets	577	253

Total current assets	54,868	45,178
PROPERTY, PLANT AND EQUIPMENT—Net	68,656	69,936
ASSETS HELD FOR SALE	15,849	16,216
OTHER ASSETS	1,423	1,483

TOTAL ASSETS	$140,796	$132,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$16,900	$14,500
Cash overdraft	1,088	978
Accounts payable	4,597	6,904
Payable to growers	5,091	182
Payroll and related liabilities	730	918
Accrued interest	257	410
Other accrued liabilities	471	521
Deferred income taxes	—	204
Current portion of long-term debt	6,864	6,508

Total current liabilities	35,998	31,125
LONG-TERM DEBT	31,055	30,039
DEFERRED COMPENSATION	719	733
DEFERRED INCOME TAXES	11,781	10,483
STOCKHOLDERS' EQUITY:
Common Stock:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at September 30, 2002 and at June 30, 2002, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,323 shares issued at September 30, 2002 and at June 30, 2002	52	52
Additional paid-in capital	45,058	45,058
Retained earnings	16,236	15,426

Total common stock, paid-in capital and retained earnings	61,389	60,579
Treasury stock (21,884 shares at September 30, 2002 and June 30, 2002, respectively)	(146)	(146)

Total stockholders' equity	61,243	60,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,796	$132,813

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,
	2002	2001
REVENUES:
Bulk wine	$9,719	$7,675
Wine grapes	457	1,938
Case goods	6,605	5,966
Brandy and spirits	1,035	1,820

Total revenues	17,816	17,399
COST OF SALES	13,120	14,433

GROSS PROFIT	4,696	2,966
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,454	2,653

INCOME FROM OPERATIONS	2,242	313
INTEREST EXPENSE	1,012	839

INCOME (LOSS) BEFORE INCOME TAXES	1,230	(526)
INCOME TAXES (BENEFIT)	420	(182)

NET INCOME (LOSS)	$810	$(344)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.09	$(0.04)

DILUTED	$0.09	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,518

DILUTED	9,513	9,518

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$810	$(344)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,779	1,672
Loss on disposal of assets	—	3
Provision for doubtful accounts	100	—
Change in cash surrender value of life insurance policies	44	43
Change in market value of deferred compensation	(34)	(7)
Deferred income taxes	316	(506)
Changes in operating assets and liabilities:
Trade and other receivables	(2,748)	(7,194)
Inventories	(6,505)	(16,279)
Prepaid expenses and other current assets	(324)	(282)
Accounts payable	(2,307)	3,409
Payable to growers	4,909	9,171
Payroll and related liabilities	(188)	(499)
Other accrued liabilities	(50)	40
Accrued interest	(153)	(121)
Deferred compensation	20	72
Income taxes refundable/payable	879	1,539

Net cash used in operating activities	(3,452)	(9,283)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(424)	(4,185)
Refund (payment) of deposits	—	(156)

Net cash used in investing activities	(424)	(4,341)
FINANCING ACTIVITIES:
Borrowings on line of credit	9,600	12,200
Payments on line of credit	(7,200)	(1,000)
Cash overdraft increase (decrease)	110	3,211
Proceeds from lease financing	2,750	—
Payments on long-term debt	(1,378)	(1,143)
Purchases of treasury stock	—	(64)

Net cash provided by financing activities	3,882	13,204

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6	(420)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	59	488

CASH AND EQUIVALENTS, END OF PERIOD	$65	$68

OTHER CASH FLOW INFORMATION:
Interest paid	$1,146	$924

Income taxes paid (refunded), net	$(775)	$(1,214)

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2002 and its results of operations for the three-month periods ended September 30, 2002 and 2001 and its cash flows for the three-month periods ended September 30, 2002 and 2001. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2002, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

        Certain reclassifications have been made to the fiscal 2002 amounts in order for them to conform to the fiscal 2003 presentation.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	September 30, 2002	June 30, 2002
	(Unaudited)

Bulk wine	$25,367	$18,187
Cased and bottled wine	8,092	7,341
Brandy	4,287	1,713
Supplies and other	1,050	834
Unharvested crop costs	1,993	5,901

Total	$40,789	$33,976

Note 3—Assets Held for Sale

        In June 2002 the Company's Board of Directors approved a plan to sell certain excess assets. Such assets include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards. After operations started at the new American Canyon facility in December 2001, the bulk wine and bottling facility and the other warehouse facility were no longer necessary for custom crushing, bottling or storage.

        In addition, in August 2002 (escrow closed in October 2002), the Company entered into an agreement to sell the entire Lost Hills Vineyard. An asset impairment charge was recognized of $1.9 million included in wine grape cost of sales in fiscal 2002 to reflect the anticipated loss in this sale. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. Such note was a part of the original purchase price of the Lost Hills Vineyard.

        Assets held for sale, at the lower of carrying value or fair value, were $15.8 million and $16.2 million at September 30, 2002 and June 30, 2002 respectively.

Note 4—Long-Term Debt

        In September 2002, the Company entered into a $2.7 million, 7-year capital lease agreement to finance expenditures incurred on construction of the bottling line and warehouse improvements for its American Canyon facility.

        Effective October 22, 2002, escrow closed on the sale of the entire Lost Hills Vineyard. This vineyard served as collateral for a note payable to an insurance company with a current principal balance outstanding of $1.5 million. The buyer has agreed to assume this note as specified in the agreement.

Note 5—New Accounting Pronouncements

        In 2001, the FASB issued four statements: No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Assets Retirement Obligations and No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill and certain identifiable intangible assets will not be amortized and requires impairment tests for goodwill and certain identifiable intangible assets. SFAS No. 143 provides that asset retirement obligations be measured at fair value and be discounted. Dismantlement and restoration costs should be recognized as a liability when incurred. SFAS No. 144 provides that impairment losses be recognized only if the carrying amount of the long-lived assets is not recoverable from undiscounted cash flows. Any impairment loss recognized would be the difference between the carrying value of the asset and its fair value. In 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 145 provides that debt extinguishments that are part of a Company's risk management strategy should not be reported as extraordinary items because they do not meet the criteria as unusual and infrequently occurring events. This statement also requires sale-leaseback accounting for certain lease modifications whose economic effects are similar to sale-leaseback transactions. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS Nos. 144 and 145 were effective for the Company July 1, 2002 and the provisions of SFAS No. 146 are effective for future exit activities initiated after December 31, 2002. The Company adopted SFAS Nos. 141, 142 and 143 effective July 1, 2001. Adoption of these statements did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Management expects that the adoption of SFAS Nos. 144, 145 and 146 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        Segment information as of September 30, 2002 and June 30, 2002 and for the three-month periods ended September 30, 2002 and 2001 is as follows (unaudited, in thousands):

	Three Months Ended September 30
	2002	2001
Revenues, net:
Bulk wine	$9,719	$7,675
Wine grapes	457	1,938
Case goods	6,605	5,966
Brandy	1,035	1,820

Total revenues, net	17,816	17,399
Cost of Sales:
Bulk wine	7,143	6,170
Wine grapes	411	1,780
Case goods	4,736	5,003
Brandy	830	1,480

Total cost of sales	13,120	14,433
Gross Profit:
Bulk wine	2,576	1,505
Wine grapes	46	158
Case goods	1,869	963
Brandy	205	340

Total gross profit	$4,696	$2,966

Capital Expenditures:
Bulk wine	$254	$2,088
Wine grapes	(24)	112
Case goods	185	971
Brandy	—	252
Corporate	9	762

Total	$424	$4,185

Depreciation and amortization:
Bulk wine	$1,089	$1,034
Wine grapes	46	107
Case goods	489	341
Brandy	47	95
Corporate	108	95

Total	$1,779	$1,672

Total Assets:
Bulk wine	$71,306	$61,988
Wine grapes	22,179	26,230
Case goods	31,842	31,467
Brandy	10,309	8,039
Corporate	5,160	5,089

Total	$140,796	$132,813

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Golden State Vintners, Inc. ("we" or "us" or the "Company") contains "Forward-Looking Statements," as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. Our results may differ materially from those anticipated in such Forward-Looking Statements as a result of a number of factors, including without limitation, (i) difficulties in the bulk wine market; (ii) loss of key customers or contracts and ability of customers to pay; (iii) competition from various domestic and foreign wine producers; (iv) interest rates and other business and economic conditions which could increase significantly the costs and risks of projected capital spending; and (v) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes we produce. Each of these factors, and other risks pertaining to our business, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, for the year ended June 30, 2002. We undertake no obligation to publicly update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Significant Accounting Policies

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to its revenue recognition policy, the collectibility of accounts receivable, the valuation of inventories, and the valuation of its long-lived assets and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from our estimates.

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

Trade Receivables

        A substantial portion of our accounts receivable are due from wine distributors and major wineries located in California. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral for our sales. We maintain an allowance for doubtful accounts to reflect expected credit losses resulting from the inability of customers to make required payments on such accounts. A considerable amount of judgment is required to assess the ultimate realization of the customer accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments are continually updated and evaluated. Estimates of potential losses are based on historical as well as current data, including the aging of the receivables, specific customer analysis, recent bankruptcy trends, delinquency rates, historical charge-off patterns, recovery rates and other data. Other factors, including the general economic environment in the wine industry, are also considered. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, adjustment to those estimates may be required.

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

        The Company's bulk wine inventory at September 30, 2002 is approximately $25.0 million and substantially in excess of committed sales contracts. Although management believes that this excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

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

        In fiscal 2002, we recognized an impairment reserve of approximately $1.9 million to reflect the anticipated loss on the sale of Lost Hills Vineyard currently in escrow. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. The escrow closed in October 2002.

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

Recent Developments

        Our bulk wine and case goods business units continue to experience downward pressure on sales volumes and margins. This is a result of continued softness in the wine industry due to surplus domestic and international bulk wine and case goods inventories and a reduction in the number of long-term bulk wine sales contracts relative to previous years. As a result, our bulk wine inventory at September 30, 2002 is approximately $25.0 million and substantially in excess of committed sales contracts. In addition, our case goods inventories have increased by approximately 100,000 cases at September 30, 2002 relative to a year ago at this time. Although we believe that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that we will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material. We have reduced the bulk wine and case goods inventory by approximately $0.2 million and $0.1 million respectively, during the quarter ended September 30, 2002 to write down such items to market based on our current assessment of market conditions.

        Our ready-to-drink ("RTD") bottling unit has not met our originally anticipated profit levels due to lower than expected customer demand, higher than expected start-up costs, unplanned capital expenditures and expenditures to improve bottling line throughput. Furthermore, the largest of our RTD customers exercised a contract provision providing for termination of the contract. A termination agreement to buy out the remaining contract production requirement was entered into in August 2002. The agreement required this customer to pay approximately $1.4 million (received in October 2002) to us in lieu of providing further production services. Revenues for the year ended June 30, 2002 related to this contract were approximately $3.9 million or 14% of case goods segment revenues. We are actively pursuing alternate customer relationships to increase revenues for the RTD line. No assurances can be given as to what extent such efforts will be successful. If such efforts are not successful, we will ultimately be required to review this asset for potential impairment.

        In August 2002, we entered into an agreement to sell the entire Lost Hills Vineyard. An asset impairment reserve was recognized of approximately $1.9 million included in wine grape cost of sales in fiscal 2002 to reflect the anticipated loss on this sale. This loss was partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million. Escrow closed on this sale in October 2002.

        We anticipate closing on a sale of approximately 800 acres of vineyards in Fresno County in late November 2002 at a gain of approximately $1.4 million. The property collateralizes long-term debt and the lender will require the proceeds of approximately $3.4 million to be applied to loan principal and to a prepayment penalty.

        In September 2002, Greg J. Forrest and Peter W. Mullin resigned as directors of the Company. The Board has appointed David Gale as a new director of the Company, effective September 18, 2002.

        In October 1996, as amended in May 1997, we agreed to pay an annual fee of $125,000 to Forrest Binkley & Brown L.P., an affiliate of Messrs. Forrest, Brown and Binkley and of SBIC Partners, a 5% Stockholder, as compensation for management services to be provided with respect to our operations. In exchange for the annual fee, FBB advises us regarding our indebtedness and plans for expansion, and provides assistance to us in our fund raising activities and presentations to financial analysts. The agreement was terminated in October 2002 effective retroactively to May 2002.

  Seasonality and Quarterly Results

        We have experienced and expect to continue to experience seasonal and quarterly fluctuations in our revenues. Because of the inherent seasonality of our operations, we have historically reported our highest revenues and net income in our second fiscal quarter as we sell most of our bulk wine in the second quarter, immediately after crush, and perform many of our wine processing services in the first and second quarters. As a result, we typically report lower revenues and net income (loss) in the third and fourth fiscal quarters. In the current fiscal year, we continue to anticipate decreased bulk wine revenues as a result of a reduced number of long-term bulk wine sales contracts relative to previous years. We believe such decrease in long-term bulk sales contracts is attributable to 1) plantings of new vineyards 2) current and anticipated lower bulk wine market prices 3) higher levels of wine inventory held by our customers and 4) increased international competition. We anticipate that these market pressures will continue.

  International.

        Approximately 11% and 14% of our revenues in the first three months of fiscal 2003 and 2002 respectively were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia.

Three Months Ended September 30, 2002 and 2001

  Revenues

        Total revenues for the first quarter of fiscal 2003 were $17.8 million, an increase of $0.4 million or 2.3%, as compared to revenues of $17.4 million for the first quarter of 2002. The overall increase in revenues is due to increases in bulk wine and case goods revenues as partially offset by decreased wine grape and brandy revenues. Revenues for the quarter ended September 30, 2002 were favorably impacted by a $1.4 million termination settlement and a $0.5 million small brewers credit as further discussed below under "Case Goods and Related Services."

        Bulk Wine and Related Services.    For fiscal 2003, revenues from bulk wine and related services were $9.7 million, an increase of $2.0 million or 26.0%, as compared to revenues of $7.7 million in the first quarter of 2002. The period to period increase was a result of an increase of bulk wine contract and spot sales of approximately 1.1 million gallons or approximately $2.7 million at lower average sales prices per gallon totalling approximately $0.6 million.

        Wine Grapes.    In the first quarter of fiscal 2003, revenues from grape sales were $0.5 million, a decrease of $1.4 million or 73.7%, as compared to revenues of $1.9 million in the first quarter of fiscal 2002. Wine grape revenues include sales of grapes grown on the Company's vineyards and grapes purchased from outside growers and resold to various third parties or "resold grapes". The decline in this segment's revenues is due to reduced volume of wine grapes sold of approximately $0.6 million, partially offset by price increases totalling approximately $0.1 million. The reduction in sales of Company grown grapes is consistent with our plan to use more Company grown grapes in our operations. Resold grape volume decreases totalled approximately $0.9 million in addition to decreased pricing totalling approximately $0.2 million.

        Case Goods and Related Services.    For the first quarter of fiscal 2002, revenues from case goods and related services were $6.6 million, an increase of $0.6 million or 10.0%, as compared to revenues of $6.0 million in the first quarter of fiscal 2001. The increase is a result of proceeds of approximately $1.4 million on a termination settlement with the largest of our RTD customers to buy out the remaining contract production requirement. In addition, we recognized approximately $0.5 million of income from a small brewers excise tax credit for calendar 2001. Such increases were partially offset by the period to period decrease in RTD production revenues of $1.3 million.

        Brandy.    For the first quarter of fiscal 2003, revenues from the sale of brandy and grape spirits were $1.0 million, a decrease of $0.8 million or 44.4%, as compared to revenues of $1.8 million for the first quarter of fiscal 2002. The period to period decrease in brandy revenue was due to decreased proof gallons sold or approximately $0.8 million at reduced contracted prices with an effect of approximately $0.1 million.

  Cost of Sales.

        For the first quarter of fiscal 2003, total cost of sales was $13.1 million, a decrease of $1.3 or 9.0%, from $14.4 million for the first quarter of fiscal 2002. As a percentage of revenues, cost of sales for the first quarter of fiscal 2003 was 73.6%, a decrease from 83.0% for the first quarter of fiscal 2002. The decrease in cost of sales on a percentage of revenue basis was a result of: (1) the gross margin impact of revenue recognized on the $1.4 million termination settlement and $0.5 million excise tax credit discussed above without associated cost of sales (2) reduced ready-to-drink service revenues relative to associated ready-to-drink division fixed operating costs relative to the first quarter of fiscal 2002 and (3) higher margin bulk wine custom services and storage partially offset by lower margin bulk wine and brandy sales.

  Gross Profit

        In the first quarter of fiscal 2003, we realized gross profit of $4.9 million, an increase of $1.9 million or 63.3%, as compared to $3.0 million in the first quarter of fiscal 2002. As a percentage of revenues, gross profit for the first quarter of fiscal 2003 was 26.4%, an increase from 17.0% in the first quarter of fiscal 2002, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the first quarter of fiscal 2003, selling, general and administrative expenses were $2.5 million, a decrease of $0.2 million or 7.4%, from $2.7 million in the first quarter of fiscal 2002. The period to period decrease was due principally to decreased general and administrative payroll and related expenses partially offset by increased sales and marketing costs.

  Interest Expense

        For the first quarter of fiscal 2003, interest expense was $1.0 million, an increase of $0.2 million or 25.0%, as compared to interest expense of $0.8 million in the first quarter of fiscal 2002. The period to period increase resulted from increased average borrowings on our line of credit partially offset by decreased long-term debt and lower overall interest rates. We did not capitalize any interest in the first quarter of fiscal 2003. Interest capitalized in the first quarter of fiscal 2002 was approximately $0.1 million.

  Income Taxes.

        The effective tax rate of our income tax benefit was 34.1% and 34.6% for the first quarters of fiscal 2003 and fiscal 2002 respectively.

  Net Income (Loss)

        For the first quarter of fiscal 2003, net income was $0.8 million, an increase of $1.1 million, as compared to net loss of $0.3 million in the first quarter of fiscal 2002. Net income for the first quarter of fiscal 2003 was impacted by factors covered above.

  Earnings (Loss) Per Share

        For the first quarter of fiscal 2003, diluted earnings per share was $0.09 compared to diluted loss per share of $0.04 for the first quarter of fiscal 2002.

  Liquidity and Capital Resources

        Our working capital position at September 30, 2002 was $17.6 million, compared to $14.1 million at June 30, 2002. The increase in working capital is due to increased accounts receivable and inventory and lower accounts payable. Historically, our investments in receivables and inventories are at their highest in the second quarter and are reduced in the third and fourth quarters, however, investments in inventories remain high due to current difficult market conditions. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $16.9 million at September 30, 2002, an increase from $14.5 million at June 30, 2002. Unused availability under the line of credit was $5.1 million at September 30, 2002. On July 19, 2002, we renewed the revolving bank line of credit to provide $22.0 million through February 5, 2003 and $18.0 million thereafter. The line expires July 5, 2003 and we intend to renew or obtain similar financing from other sources, however, no assurances can be given that such financing can be achieved on similar terms.

        Net cash used in operating activities in the three months ended September 30, 2002 was $3.5 million, compared to net cash used in operating activities of $9.3 million in the three months ended September 30, 2001. The decrease in cash used in operations resulted from reduced increases in accounts receivable and inventories relative to the prior year.

        We have classified a bulk wine facility, a warehouse, a tasting room and certain vineyards with a net book value of $15.8 million as assets held for sale at September 30, 2002. Proceeds from the sale of these assets will be used for operating purposes and/or debt reduction. Escrow closed on an agreement to sell the Lost Hills Vineyard in October 2002. This vineyard served as collateral for a note payable to an insurance company with a current principal balance outstanding of $1.5 million. The buyer has assumed this note as specified in the agreement.

        Capital expenditures in the three months ended September 30, 2002 were $0.4 million, compared to $4.3 million in the three months ended September 30, 2001. We have funded these expenditures in 2003 from our working capital line. We refinanced certain expenditures under a $2.7 million capital lease in September 2002 and intend to finance future major capital expenditures through long-term financing arrangements. We believe that cash flows from operations and the line of credit are sufficient to cover operating needs for the year, however, as discussed above, the line of credit expires July 5, 2003. We expect to renew the line of credit or obtain alternate financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at September 30, 2002, and estimates the balances of such debt in future periods assuming no additional debt will be obtained or required. This analysis does not, therefore, constitute in any way our forward plan and should not be used by investors as such. ($ millions):

	September 30,	June 30,
	2002	2003	2004	2005	2006	2007
Bank line of credit and long-term debt:
Variable Rate:
Average Outstanding*	$16.8	$14.5	$14.1	$13.7	$13.3	$12.9
Weighted average rate per period	3.6%	6.4%	6.7%	6.8%	6.9%	7.0%
Long-term Debt:
Fixed Rate:
Average Outstanding	$35.9	$33.5	$27.6	$22.5	$4.6	$2.6
Weighted average rate per period	8.4%	8.2%	8.2%	8.4%	6.9%	7.0%

*
Based on current anticipated cash flow, we believe that our bank line of credit (including anticipated renewals) will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the three months ended September 30, 2002, the average outstanding balance under this line was approximately $16.8 million, with a weighted average interest rate of approximately 3.6%.

        We financed capital expenditures for our American Canyon facility under a seven-year, variable rate $2.7 million capital lease in September 2002. The lease bears interest at 2.13% over LIBOR. At September 30, 2002, the balance on our variable rate long-term debt was $2.7 million and carried a weighted average interest rate of 4.0%.

        At September 30, 2002, the balance on our fixed rate long-term debt was $35.2 million and carried a weighted average interest rate of approximately 8.4%. The weighted average interest rate for the three months ended September 30, 2002 for all our debt was approximately 6.6%.

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

Item 4. Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and include controls and procedures to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Our Customers Inability to Pay Would Adversely Affect Our Revenues and Operating Results

        From time to time we have provided extended payment terms to certain of our customers subject to the credit risk of such customers. If one of these customers fails to pay amounts owed us, or does not pay such amounts on time, our revenue, operating results and/or liquidity would suffer.

Inability to Sell Our Inventory Would Harm Our Business

        Due to continued surplus domestic and international bulk wine and case goods inventories and a reduction in the number of our long-term bulk wine sales contracts compared to previous years, our bulk wine inventory is substantially in excess of committed sales contracts. In addition, our case goods inventories have significantly increased over the past year. There can be no assurance that we will be able to sell this excess inventory on the spot market at prices at or above our carrying value. As a result, we may experience losses on the disposition of this inventory which would have an adverse affect on the results of our operations.

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

Decreased Customer Demand for Our RTD Bottling Unit Could Adversely Affect Our Business

        Our ready-to-drink ("RTD") bottling unit has not met originally anticipated profit levels. due, in part, to lower than expected customer demand. In addition, the largest of our three RTD customers exercised a termination provision in its contract and paid us $1.4 million in October 2002 in lieu of further RTD production services. We are actively pursuing alternative customer arrangements to replace the revenues lost as a result of this customer's termination. If we are unable to locate new RTD customers, or if we fail to retain our existing RTD customers, the resulting loss or decrease in RTD revenues could have a material adverse effect on our business, financial condition and results of operation. In addition, assets utilized in our RTD operations could be subject to impairment reserves should minimum profitability requirements not be achieved. See "Recent Developments" in Management's Discussion and Analysis.

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

Our Debt Financing Agreements Contain Restrictive Covenants with Which We May Not Be Able to Comply

        Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. We were out of compliance as of June 30, 2002 with certain financial covenants. We received waivers of such covenants in addition to amendment of covenant requirements for fiscal 2003.

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

Loss of Key Personnel Could Harm Our Operations

        We believe our continued success depends on the active involvement of Jeffrey B. O'Neill, the Company's Chief Executive Officer and President, and our key personnel, including John G. Kelleher, the Company's Chief Financial Officer. There can be no assurance that these persons will remain in their management positions, and the loss of the services of any of these persons could have an adverse effect on our business, financial condition and results of operations.

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

        Furthermore, due to the volatility of our stock price, we could be subject to delisting from The Nasdaq National Market. To maintain the listing of our Class B Common Stock on The Nasdaq National Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. The market price of our Class B Common Stock has never fallen below $1.00 per share, however, if our stock price fell below that level for an extended period, we could be subject to delisting from The Nasdaq National Market. On October 14, 2002, our stock price traded at an intraday low of $1.00 and closed at $1.08. Delisting could materially affect the market price and market liquidity of our capital stock and our ability to raise necessary capital.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K.

(a)
Exhibits

Exhibit Number
11	Statement Regarding Computation of Per Share Earnings (Loss)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.)
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden State Vintners, Inc. (Registrant)
November 14, 2002 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

CERTIFICATION

        I, Jeffrey B. O'Neill, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Golden State Vintners, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JEFFREY B. O'NEILL Jeffrey B. O'Neill Chief Executive Officer

CERTIFICATION

        I, John Kelleher, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Golden State Vintners, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN KELLEHER John Kelleher Chief Financial Officer

QuickLinks

GOLDEN STATE VINTNERS, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
GOLDEN STATE VINTNERS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED, IN THOUSANDS)
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
  Item 4. Controls and Procedures
RISK FACTORS
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports On Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION