Form 10-Q
period 2002-12-31
GOLDEN STATE VINTNERS INC
filed 2003-02-14
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period December 31, 2002

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

        ☒ Yes            ☐ No

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of February 13, 2003 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS)

	December 31, 2002	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$873	$59
Trade and other receivables—net	15,887	9,823
Inventories	33,765	33,976
Refundable income taxes	—	1,067
Prepaid expenses and other current assets	403	253

Total current assets	50,928	45,178
PROPERTY, PLANT AND EQUIPMENT—Net	68,000	69,936
ASSETS HELD FOR SALE	11,039	16,216
OTHER ASSETS	1,426	1,483

TOTAL ASSETS	$131,393	$132,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$16,000	$14,500
Cash overdraft	—	978
Accounts payable	2,300	6,904
Payable to growers	1,645	182
Payroll and related liabilities	917	918
Accrued interest	240	410
Other accrued liabilities	190	521
Income taxes payable	654	—
Deferred income taxes	385	204
Current portion of long-term debt	5,803	6,508

Total current liabilities	28,134	31,125
LONG-TERM DEBT	26,347	30,039
DEFERRED COMPENSATION	775	733
DEFERRED INCOME TAXES	11,602	10,483
STOCKHOLDERS' EQUITY:
Common Stock:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at December 31, 2002 and at June 30, 2002, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,343 shares issued at December 31, 2002 and at June 30, 2002	52	52
Additional paid-in capital	45,058	45,058
Retained earnings	19,528	15,426

Total common stock, paid-in capital and retained earnings	64,681	60,579
Treasury stock (21,884 shares at December 31, 2002 and June 30, 2002, respectively)	(146)	(146)

Total stockholders' equity	64,535	60,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$131,393	$132,813

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
REVENUES:
Bulk wine	$19,408	$22,163	$29,127	$29,838
Wine grapes	898	311	1,355	2,249
Case goods	4,459	6,065	11,064	12,031
Brandy and spirits	6,578	7,421	7,613	9,241

Total revenues	31,343	35,960	49,159	53,359
COST OF SALES	23,910	27,582	37,030	42,015

GROSS PROFIT	7,433	8,378	12,129	11,344
GAIN ON SALE OF VINEYARD ASSETS	1,578	—	1,578	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,689)	(2,773)	(5,143)	(5,426)

INCOME FROM OPERATIONS	6,322	5,605	8,564	5,918
INTEREST EXPENSE	(1,204)	(945)	(2,216)	(1,784)

INCOME BEFORE INCOME TAXES	5,118	4,660	6,348	4,134
INCOME TAXES	(1,826)	(1,613)	(2,246)	(1,431)

NET INCOME	$3,292	$3,047	$4,102	$2,703

EARNINGS PER COMMON SHARE:
BASIC	$0.35	$0.32	$0.43	$0.28

DILUTED	$0.35	$0.31	$0.43	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,513	9,513	9,515

DILUTED	9,513	9,683	9,513	9,747

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$4,102	$2,703
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,381	4,355
Loss (gain) on disposal of assets	(1,569)	331
Provision for doubtful accounts	200	—
Change in cash surrender value of life insurance policies	15	11
Change in market value of deferred compensation	(2)	(8)
Deferred income taxes	1,300	255
Changes in operating assets and liabilities:
Trade and other receivables	(6,264)	(9,085)
Inventories	(404)	(8,885)
Prepaid expenses and other current assets	(150)	4
Accounts payable	(4,604)	597
Payable to growers	1,463	2,348
Payroll and related liabilities	(1)	(59)
Other accrued liabilities	(331)	(711)
Accrued interest	(170)	(45)
Deferred compensation	44	189
Income taxes refundable/payable	1,721	2,157

Net cash used in operating activities	(269)	(5,843)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(900)	(7,435)
Proceeds on sale of property, plant and equipment	5,890	—
Refund (payment) of deposits	10	(156)

Net cash provided by (used in) investing activities	5,000	(7,591)
FINANCING ACTIVITIES:
Borrowings on line of credit	18,200	26,100
Payments on line of credit	(16,700)	(10,100)
Cash overdraft increase (decrease)	(978)	—
Proceeds from lease financing	2,750	—
Payments on long-term debt	(7,189)	(2,219)
Purchases of treasury stock	—	(64)

Net cash provided by (used in) financing activities	(3,917)	13,717

INCREASE IN CASH AND EQUIVALENTS	814	283
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	59	488

CASH AND EQUIVALENTS, END OF PERIOD	$873	$771

OTHER CASH FLOW INFORMATION:
Interest paid	$2,364	$1,760

Income taxes paid (refunded), net	$(775)	$(979)

Property acquired under capital lease	$42	$312

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2002 and its results of operations for the three and six month periods ended December 31, 2002 and 2001 and its cash flows for the six-month periods ended December 31, 2002 and 2001. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2002, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

        Certain reclassifications have been made to the fiscal 2002 amounts in order for them to conform to the fiscal 2003 presentation.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	December 31, 2002	June 30, 2002
	(Unaudited)

Bulk wine	$22,385	$18,187
Cased and bottled wine	6,840	7,341
Brandy	3,123	1,713
Supplies and other	845	834
Unharvested crop costs	572	5,901

Total	$33,765	$33,976

Note 3—Assets Held for Sale

        In June 2002, the Company's Board of Directors approved a plan to sell certain excess assets. Such assets include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards. After operations started at the new American Canyon facility in December 2001, the bulk wine and bottling facility and the other warehouse facility were no longer necessary for custom crushing, bottling or storage. Assets classified as held for sale are not subject to depreciation. Had these assets not been held for sale, net income for the six-months ended December 31, 2002 would have been $144,000 less than net income as reported if such depreciation was required.

        In December 2002, escrow closed on the sale of 827 acres of vineyards located in Fresno County. Proceeds on the sale were approximately $3.4 million with a gain on the sale of approximately $1.5 million. This property collateralized long-term debt and the lender required the proceeds to be applied to the loan principal ($3.0 million) and to a prepayment penalty of $388,000, which is included in interest expense.

        In October 2002, escrow closed on the sale of the Lost Hills Vineyard. Proceeds on the sale were approximately $2.6 million of which $1.5 million was used to repay a loan with an insurance company. A $68,000 gain was recognized on the sale in fiscal 2003; however, an asset impairment charge of $1.9 million was included in wine grape cost of sales in fiscal 2002.

        Assets held for sale, at the lower of carrying value or fair value, were $11.0 million and $16.2 million at December 31, 2002 and June 30, 2002 respectively.

Note 4—Long-Term Debt

        In September 2002, the Company entered into a $2.7 million, 7-year capital lease agreement to finance expenditures incurred on construction of the bottling line and warehouse improvements for its American Canyon facility.

        Effective October 22, 2002, escrow closed on the sale of the Lost Hills Vineyard. This vineyard served as collateral for a note payable to an insurance company with a principal balance outstanding of $1.5 million.

Note 5—New Accounting Pronouncements

        In 2001, the FASB issued four statements: No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Assets Retirement Obligations and No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill and certain identifiable intangible assets will not be amortized and requires impairment tests for goodwill and certain identifiable intangible assets. SFAS No. 143 provides that asset retirement obligations be measured at fair value and be discounted. Dismantlement and restoration costs should be recognized as a liability when incurred. SFAS No. 144 provides that impairment losses be recognized only if the carrying amount of the long-lived assets is not recoverable from undiscounted cash flows. Any impairment loss recognized would be the difference between the carrying value of the asset and its fair value. In 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 145 provides that debt extinguishments that are part of a Company's risk management strategy should not be reported as extraordinary items because they do not meet the criteria as unusual and infrequently occurring events. This statement also requires sale-leaseback accounting for certain lease modifications whose economic effects are similar to sale-leaseback transactions. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS Nos. 144 and 145 were effective for the Company July 1, 2002 and the provisions of SFAS No. 146 are effective for future exit activities initiated after December 31, 2002. The Company adopted SFAS Nos. 141, 142 and 143 effective July 1, 2001 and 144 and 145 effective July 1, 2002. Adoption of these statements did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company will apply the provisions of SFAS No. 146 to future restructuring charges.

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

        Segment information as of December 31, 2002 and June 30, 2002 and for the three and six month periods ended December 31, 2002 and 2001 is as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues, net:
Bulk wine	$19,408	$22,163	$29,127	$29,838
Wine grapes	898	311	1,355	2,249
Case goods	4,459	6,065	11,064	12,031
Brandy	6,578	7,421	7,613	9,241

Total revenues, net	31,343	35,960	49,159	53,359
Cost of Sales:
Bulk wine	12,592	14,876	19,735	21,046
Wine grapes	878	282	1,289	2,062
Case goods	5,446	6,118	10,182	11,121
Brandy	4,994	6,306	5,824	7,786

Total cost of sales	23,910	27,582	37,030	42,015
Gross Profit:
Bulk wine	6,816	7,287	9,392	8,792
Wine grapes	20	29	66	187
Case goods	(987)	(53)	882	910
Brandy	1,584	1,115	1,789	1,455

Total gross profit	$7,433	$8,378	$12,129	$11,344

Capital Expenditures:
Bulk wine	$172	$520	$426	$2,608
Wine grapes	—	526	(24)	638
Case goods	316	1,376	501	2,347
Brandy	16	74	16	326
Corporate	14	1,066	23	1,828

Total	$518	$3,562	$942	$7,747

Depreciation and amortization:
Bulk wine	$1,566	$1,817	$2,655	$2,851
Wine grapes	82	29	128	136
Case goods	396	362	885	703
Brandy	458	375	505	470
Corporate	100	100	208	195

Total	$2,602	$2,683	$4,381	$4,355

	December 31, 2002	June 30, 2002
Total Assets:
Bulk wine	$72,096	$61,988
Wine grapes	15,989	26,230
Case goods	29,686	31,467
Brandy	8,890	8,039
Corporate	4,732	5,089

Total	$131,393	$132,813

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

Significant Accounting Policies

Critical Accounting Policies

        Our significant accounting policies are described more fully in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to its revenue recognition policy, the collectibility of accounts receivable, the valuation of inventories, and the valuation of its long-lived assets and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from our estimates.

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

        Our bulk wine inventory at December 31, 2002 is approximately $22.4 million and substantially in excess of committed sales contracts. Our case goods inventory at December 31, 2002 has increased by approximately 69,000 cases relative to a year ago at this time. We have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Although management believes that this excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

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

        In fiscal 2002, we recognized an impairment reserve of approximately $1.9 million to reflect the anticipated loss on the sale of Lost Hills Vineyard. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. The sale closed in October 2002.

        In June 2002, the Company's Board of Directors approved a plan to sell certain excess assets. These assets, which include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards, are included in the accompanying financial statements as assets held for sale. We expect that proceeds from the sale of the excess assets will be used for debt reduction and/or operating purposes.

Recent Developments

        Bulk wine and case goods industry trends continue to indicate downward pressure on sales volumes and margins resulting in surplus domestic and international bulk wine and case goods inventories and a reduction in the number of long-term bulk wine sales contracts relative to previous years. Consistent with such trends, our bulk wine inventory at December 31, 2002 continues to be substantially in excess of committed sales contracts. In addition, our case goods inventories have increased by approximately 69,000 cases at December 31, 2002 relative to a year ago at this time. Although we believe that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that we will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material. We have reduced each of the bulk wine and case goods inventory by approximately $.2 million, during the six months ended December 31, 2002 to write down such items to market based on our current assessment of market conditions.

        Our ready-to-drink ("RTD") bottling unit has not met our originally anticipated profit levels due to lower than expected customer demand, higher than expected start-up costs, unplanned capital expenditures and expenditures to improve bottling line throughput. Furthermore, two of our three largest customers have terminated their contracts for bottling services. Revenues for the year ended June 30, 2002 related to these contracts were approximately $7.3 million or 26% of case goods segment revenues. We continue to actively pursue alternate customer relationships to increase revenues for the RTD line. No assurances can be given as to what extent such efforts will be successful. Because such efforts continue to be unsuccessful, it is increasingly likely that we will ultimately record an impairment charge on this asset. An impairment charge on the RTD bottling unit would adversely affect our ability to satisfy the financial covenants of our long-term debt financing arrangements.

        In December 2002, we sold 827 acres of vineyards in Fresno County at a gain of approximately $1.5 million. The property collateralized long-term debt and the lender required the entire proceeds of approximately $3.4 million to be applied to loan principal and to a prepayment penalty of $388,000.

        In October 2002, we sold the Lost Hills Vineyard located in Kern County. Proceeds on the sale were approximately $2.5 million of which $1.5 million was used to repay a loan with an insurance company. A $68,000 gain was recognized on the sale in fiscal 2003; however, an asset impairment charge of 1.9 million was included in wine grape costs of sales in fiscal 2002. This charge was partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million.

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

  International.

        Approximately 8.1% and 7.9% of our revenues in the first six months of fiscal 2003 and 2002 respectively were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia. Our international case goods revenues have decreased in the first six months of fiscal 2003 by approximately $0.3 million as compared to revenues in the first six months of fiscal 2002. Increased international competition and international wine supplies have negatively impacted our sales efforts.

Three Months Ended December 31, 2002 and 2001

  Revenues

        Total revenues for the second quarter of fiscal 2003 were $31.3 million, a decrease of $4.7 million or 13.1%, as compared to revenues of $36.0 million for the second quarter of 2002. The overall decrease in revenues is due to decreases in bulk wine, case goods and brandy revenues as partially offset by increased wine grape revenues.

        Bulk Wine and Related Services.    For fiscal 2003, revenues from bulk wine and related services were $19.4 million, a decrease of $2.8 million or 12.6%, as compared to revenues of $22.2 million in the second quarter of 2002. The period to period decrease was a result of lower average sales prices per gallon totalling approximately $4.5 million partially offset by an increase in bulk wine contract and spot sales of approximately 0.9 million gallons or approximately $2.4 million. In addition, bulk storage and custom bulk wine processing revenues decreased by approximately $0.7 million from fiscal 2002.

        Wine Grapes.    In the second quarter of fiscal 2003, revenues from grape sales were $0.9 million, an increase of $0.6 million or 200.0%, as compared to revenues of $0.3 million in the second quarter of fiscal 2002. Wine grape revenues include sales of grapes grown on the Company's vineyards and grapes purchased from outside growers and resold to various third parties or "resold grapes". The increase in this segment's revenues is due to increased volume of wine grapes sold of approximately $1.7 million, partially offset by price decreases totalling approximately $1.5 million. Resold grape price increases totalled approximately $0.5 million partially offset by volume decreases totalling approximately $0.1 million.

        Case Goods and Related Services.    For the second quarter of fiscal 2002, revenues from case goods and related services were $4.5 million, a decrease of $1.6 million or 26.2%, as compared to revenues of $6.1 million in the second quarter of fiscal 2002. The period to period decrease was a result of decreased RTD production revenues of $1.9 million. Case goods revenues partially offset such decrease with higher average sales prices per case totalling approximately $1.2 million at lower sales volume of $0.7 million.

        Brandy.    For the second quarter of fiscal 2003, revenues from the sale of brandy and grape spirits were $6.6 million, a decrease of $0.8 million or 10.8%, as compared to revenues of $7.4 million for the second quarter of fiscal 2002. The period to period decrease in brandy revenue was due to reduced contracted prices with an effect of approximately $0.9 million as partially offset by increased proof gallons sold of approximately $0.1 million.

  Cost of Sales

        For the second quarter of fiscal 2003, total cost of sales was $23.9 million, a decrease of $3.7 million or 13.4%, from $27.6 million for the second quarter of fiscal 2002. As a percentage of revenues, cost of sales for the second quarter of fiscal 2003 was 76.3%, a decrease from 76.7% for the second quarter of fiscal 2002. The decrease in cost of sales on a percentage of revenue basis was a result of reduced bulk wine and brandy cost of sales as a percentage of revenues due to reduced grape component costs partially offset by reduced case goods and ready-to-drink service revenues relative to associated division fixed operating costs due to reduced production volume.

  Gross Profit

        In the second quarter of fiscal 2003, we realized gross profit of $7.4 million, a decrease of $1.0 million or 11.9%, as compared to $8.4 million in the second quarter of fiscal 2002. As a percentage of revenues, gross profit for the second quarter of fiscal 2003 was 23.7%, an increase from 23.3% in the second quarter of fiscal 2002, for reasons discussed above under "Cost of Sales."

  Gain On Sale of Assets

        In December 2002, escrow closed on the sale of 827 acres of vineyards located in Fresno County. Proceeds on the sale were approximately $3.4 million with a gain on the sale of approximately $1.5 million.

  Selling, General and Administrative Expenses

        For the second quarter of fiscal 2003, selling, general and administrative expenses were $2.7 million, a decrease of $0.1 million or 3.6%, from $2.8 million in the second quarter of fiscal 2002. The period to period decrease was due principally to decreased general and administrative payroll and related expenses partially offset by increased sales and marketing costs.

  Interest Expense

        For the second quarter of fiscal 2003, interest expense was $1.2 million, an increase of $0.3 million or 33.3%, as compared to interest expense of $0.9 million in the second quarter of fiscal 2002. The period to period increase resulted from increased average borrowings on our line of credit partially offset by decreased long-term debt and lower overall interest rates. In addition, a prepayment penalty of $388,000 was incurred in the second quarter of fiscal 2003 due to lender requirement to pay down long-term debt with proceeds on sale of certain land and vineyards located in Fresno County. We did not capitalize any interest in the second quarter of fiscal 2003. Interest capitalized in the second quarter of fiscal 2002 was approximately $0.1 million.

  Income Taxes.

        The effective tax rate of our income tax expense was 35.7% and 34.6% for the second quarters of fiscal 2003 and fiscal 2002 respectively.

  Net Income

        For the second quarter of fiscal 2003, net income was $3.3 million an increase of $0.3 million, as compared to net income of $3.0 million in the second quarter of fiscal 2002. Net income for the second quarter of fiscal 2003 was impacted by factors covered above.

  Earnings Per Share

        For the second quarter of fiscal 2003, diluted earnings per share was $0.35 compared to diluted earnings per share of $0.31 for the second quarter of fiscal 2002.

Six Months Ended December 31, 2002 and 2001

  Revenues

        Total revenues for the first six months of fiscal 2003 were $49.2 million, a decrease of $4.2 million or 7.9%, as compared to revenues of $53.4 million for the first six months of 2002. The overall decrease in revenues is due to decreases in all business segments. Revenues for the six months ended December 31, 2002 were favorably impacted by a $1.5 million termination settlement and a $0.5 million small brewers credit.

        Bulk Wine and Related Services.    For fiscal 2003, revenues from bulk wine and related services were $29.1 million, a decrease of $0.7 million or 2.3%, as compared to revenues of $29.8 million in the first six months of 2002. The period to period decrease was a result of lower average sales prices per gallon of bulk wine contract and spot sales totalling approximately $5.2 million and decreased custom bulk wine processing and storage services of approximately $1.1 million. Such decreases were partially offset by an increase in bulk wine contract and spot sales of approximately 2.0 million gallons or $5.2 million.

        Wine Grapes.    In the first six months of fiscal 2003, revenues from grape sales were $1.4 million, a decrease of $0.8 million or 36.4%, as compared to revenues of $2.2 million in the first six months of fiscal 2002. The decline in this segment's revenues is due to reduced volume of wine grapes sold of approximately $0.4 million. The reduction in sales of Company grown grapes is consistent with our plan to use more Company grown grapes in our operations. Resold grape volume decreases totalled approximately $0.6 million partially offset by increased pricing totalling approximately $0.1 million.

        Case Goods and Related Services.    For the first six months of fiscal 2002, revenues from case goods and related services were $11.1 million, a decrease of $0.9 million or 7.5%, as compared to revenues of $12.0 million in the first six months of fiscal 2002. The period to period decrease was a result of decreased RTD production revenues of $3.3 million. Partially offsetting such decrease were proceeds of approximately $1.4 million on a termination settlement with the largest of our RTD customers to buy out the remaining contract production requirement. In addition, we recognized approximately $0.5 million of income from a small brewers excise tax credit for calendar 2001. Also, partially offsetting the decrease were higher average sales prices per case totalling approximately $1.9 million at lower case sales volume of $1.8 million.

        Brandy.    For the first six months of fiscal 2003, revenues from the sale of brandy and grape spirits were $7.6 million, a decrease of $1.6 million or 17.4%, as compared to revenues of $9.2 million for the first six months of fiscal 2002. The period to period decrease in brandy revenue was due to reduced contracted prices with an effect of approximately $1.0 million and decreased proof gallons sold of approximately $0.6 million.

  Cost of Sales.

        For the first six months of fiscal 2003, total cost of sales was $37.0 million, a decrease of $5.0 million or 11.9%, from $42.0 million for the first six months of fiscal 2002. As a percentage of revenues, cost of sales for the first six months of fiscal 2003 was 75.3%, a decrease from 78.7% for the first six months of fiscal 2002. The decrease in cost of sales on a percentage of revenue basis was a result of reduced bulk wine and brandy cost of sales as a percentage of revenues due to reduced grape component costs. Such decrease was partially offset by reduced case goods and ready-to-drink service revenues relative to associated division fixed operating costs due to reduced production volume.

  Gross Profit

        In the first six months of fiscal 2003, we realized gross profit of $12.1 million, an increase of $0.8 million or 7.1%, as compared to $11.3 million in the first six months of fiscal 2002. As a percentage of revenues, gross profit for the first six months of fiscal 2003 was 24.7%, an increase from 21.3% in the first six months of fiscal 2002, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the first six months of fiscal 2003, selling, general and administrative expenses were $5.1 million, a decrease of $0.3 million or 5.6%, from $5.4 million in the first six months of fiscal 2002. The period to period decrease was due principally to decreased general and administrative payroll and related expenses partially offset by increased sales and marketing costs.

  Interest Expense

        For the first six months of fiscal 2003, interest expense was $2.2 million, an increase of $0.4 million or 22.2%, as compared to interest expense of $1.8 million in the first six months of fiscal 2002. The period to period increase resulted from increased average borrowings on our line of credit partially offset by decreased long-term debt and lower overall interest rates. In addition, a prepayment penalty of $388,000 was incurred in the second quarter of fiscal 2003 due to lender requirement to pay down long-term debt with proceeds on sale of certain land and vineyards located in Fresno County. We did not capitalize any interest in the first six months of fiscal 2003. Interest capitalized in the first six months of fiscal 2002 was approximately $0.3 million.

  Income Taxes.

        The effective tax rate of our income tax expense was 35.4% and 34.6% for the first six months of fiscal 2003 and fiscal 2002 respectively.

  Net Income

        For the first six months of fiscal 2003, net income was $4.1 million, an increase of $1.4 million, as compared to net income of $2.7 million in the first six months of fiscal 2002. Net income for the first six months of fiscal 2003 was impacted by factors covered above.

  Earnings Per Share

        For the first six months of fiscal 2003, diluted earnings per share was $0.43 compared to diluted earnings per share of $0.28 for the first six months of fiscal 2002.

  Liquidity and Capital Resources

        Our working capital position at December 31, 2002 was $22.8 million, compared to $14.1 million at June 30, 2002. The increase in working capital is due to increased net income and proceeds from fiscal 2003 vineyard sales partially offset by debt payments from proceeds from vineyard sales. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $16.0 million at December 31, 2002, an increase from $14.5 million at June 30, 2002. Unused availability under the line of credit was $6.0 million at December 31, 2002. On July 19, 2002, we renewed the revolving bank line of credit to provide $22.0 million through February 5, 2003 and $18.0 million thereafter. The line expires July 5, 2003 and we intend to renew or obtain similar financing from other sources, however, no assurances can be given that such financing can be achieved on similar terms.

        Our loan payable bearing interest at 8.99% to an insurance company contains a balloon payment requirement of $10.7 million due on April 1, 2005. We intend to renew or obtain similar alternative financing from other sources to meet this requirement, however, no assurances can be given that such financing can be achieved at similar or more favorable terms.

        As discussed in Recent Developments, our RTD bottling unit has not met our originally anticipated profit levels due to lower than expected customer demand and the termination of two of our three largest bottling service contracts. If efforts to identify alternate customer relationships are unsuccessful, it is increasingly likely that we will ultimately record an impairment charge on this asset. An impairment charge on the RTD bottling unit would affect our ability to satisfy the financial covenants of our long-term debt financing arrangements.

        Net cash used in operating activities in the six months ended December 31, 2002 was $0.3 million, compared to net cash used in operating activities of $5.8 million in the six months ended December 31, 2001. The decrease in cash used in operations resulted from reduced increases in accounts receivable and inventories relative to the prior year.

        We have classified a bulk wine facility, a warehouse, a tasting room and certain vineyards with a net book value of $11.0 million as assets held for sale at December 31, 2002. Proceeds from the sale of these assets will be used for operating purposes and/or debt reduction. Escrow closed on an agreement to sell the Lost Hills Vineyard in October 2002 and a vineyard in Fresno County in December 2002. These vineyards served as collateral for notes payable to insurance companies. The buyer assumed a $1.5 million note in the Lost Hills Vineyard sale and proceeds from the Fresno County sale were applied to the loan principal and a prepayment penalty.

        Capital expenditures in the six months ended December 31, 2002 were $0.9 million, compared to $7.4 million in the six months ended December 31, 2001. We have funded these expenditures in 2003 from our working capital line. We refinanced certain expenditures under a $2.7 million capital lease in September 2002 and intend to finance future major capital expenditures through long-term financing arrangements. We believe that cash flows from operations and the line of credit are sufficient to cover operating needs for the year, however, as discussed above, the line of credit expires July 5, 2003. We expect to renew the line of credit or obtain alternate financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at December 31, 2002, and estimates the balances of such debt in future periods assuming no additional debt will be obtained or required. This analysis does not, therefore, constitute in any way our forward plan and should not be used by investors as such. ($ millions):

	December 31,	June 30,
	2002	2003	2004	2005	2006	2007
Bank line of credit and long-term debt:
Variable Rate:
Average Outstanding*	$17.8	$14.5	$14.1	$13.7	$13.3	$12.9
Weighted average rate per period	3.4%	3.9%	6.7%	6.8%	6.9%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$33.0	$31.9	$24.3	$18.9	$4.6	$2.6
Weighted average rate per period	8.3%	8.1%	8.1%	8.2%	6.9%	7.0%

*
Based on current anticipated cash flow, we believe that our bank line of credit (including anticipated renewals) will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the six months ended December 31, 2002, the average outstanding balance under this line was approximately $16.4 million, with a weighted average interest rate of approximately 3.4%.

        We financed capital expenditures for our American Canyon facility under a seven-year, variable rate $2.7 million capital lease in September 2002. The lease bears interest at 2.13% over LIBOR. At December 31, 2002, the balance on our variable rate capital lease was $2.7 million and carried a weighted average interest rate of 4.0%.

        At December 31, 2002, the balance on our fixed rate long-term debt was $29.5 million and carried a weighted average interest rate of approximately 8.2%. The weighted average interest rate for the six months ended December 31, 2002 for all our debt was approximately 6.3%.

        For strategic reasons, we enter into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and related pronouncements, these contracts qualify as normal sales and purchases contracts, under which we expect to take physical delivery. Of our four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most of our products is wine grapes. We enter into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. We currently have several contracts to purchase grapes at costs anticipated to exceed market for the 2002 crush. We are in the process of renegotiating such contracts but no assurance can be given that such efforts will be successful. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contains annual harvest market price adjustment clauses, including individual harvest year minimum pricing. For fiscal 2002, or the 2001 harvest year, none of our total wine grape purchases on a dollar basis were adjusted upward against contract minimum prices following the harvest.

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

Inability to Sell Our Inventory Would Harm Our Business

        Due to continued surplus domestic and international bulk wine and case goods inventories and a reduction in the number of our long-term bulk wine sales contracts compared to previous years, our bulk wine inventory is substantially in excess of committed sales contracts. In addition, our case goods inventories, including private label inventories, have significantly increased over the past year. There can be no assurance that we will be able to sell this excess inventory on the spot market at prices at or above our carrying value. As a result, we may experience losses on the disposition of this inventory which would have an adverse affect on the results of our operations.

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

        Currently, water board audits are being conducted at two of our facilities. Although results of these audits have not been finalized, excess nitrates were identified in the ground water at one of the facilities. This may require drilling a new well at a cost yet to be determined.

Decreased Customer Demand for Our RTD Bottling Unit Could Adversely Affect Our Business

        Our ready-to-drink ("RTD") bottling unit has not met originally anticipated profit levels. due, in part, to lower than expected customer demand. Furthermore, two of our three largest RTD customers have terminated their contracts for bottling services. Revenues for the year ended June 30, 2002 related to these contracts were approximately $7.3 million or 26% of case goods segment revenues. We are actively pursuing alternative customer arrangements to replace the revenues lost as a result of this customer's termination. If we are unable to locate new RTD customers, or if we fail to retain our existing RTD customers, the resulting loss or decrease in RTD revenues could have a material adverse effect on our business, financial condition and results of operation. In addition, assets utilized in our RTD operations could be subject to impairment reserves should minimum profitability requirements not be achieved. See "Recent Developments" in Management's Discussion and Analysis.

Decreased Demand for Our Case Goods Could Harm Our Business

        Sales of case goods and related services accounted for approximately 33% of revenues in fiscal 2002. A significant portion of our case goods revenues consists of private label case goods sales. There is generally no contractual obligation for our private label customers to deplete all produced inventories. Accordingly, alternative market possibilities would have to be identified at possibly lower sales prices or destruction of such cases could become necessary. Additionally, our higher margin proprietary case goods revenues resulted from sales of our relatively unknown proprietary brands of premium wines. We have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect our case goods sales. See "Recent Developments" in Management's Discussion and Analysis where we discuss the effect of reduced demand in our case goods business.

Wine Grape and Bulk Wine Price Declines Would Harm Our Business

        Recent market developments resulted in oversupply and declining prices for certain wine grapes and bulk wine categories, which could have a material adverse effect on our business, financial condition and results of operations. Such developments include (1) plantings of new vineyards, (2) yield enhancements through technological advances and (3) denser plantings of vines. Anticipated high levels of grape production will continue to exert pressure on our bulk wine sales volume and margins. As a result, we may experience lower than expected revenues and increased inventories which would materially adversely affect our business and future results. See "Recent Developments" in Management's Discussion and Analysis where we discuss the effect of current difficulties in the bulk wine market on our business.

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

Vineyard Removal and Replacement Could Affect Our Financial Condition

        We currently own approximately 4,600 acres of vineyards in a number of grape varieties. From time to time, we remove underperforming vineyards due to age, variety and/or harvest yield trends. As all of our vineyards currently carry remaining net book value, removals incurred in the near term will result in loss recognition including removal costs. The development period for newly planted vineyards can range from 3-5 years and capital requirements are substantial. Historically, we have financed vineyard plantings through issuance of debt and internally generated funds. We anticipate finalizing a long-term vineyard strategy plan within the next twelve months resulting in identification of vineyards for removal, replacement and/or sale. For those vineyards designated for removal and/or replacement, depreciation will be accelerated for the revised remaining useful lives of those assets. In addition, possible external and/or internal capital sources will be identified to meet vineyard development costs requirements. As a result, our vineyard strategy will likely have a material effect on our business, results of operations and our financial condition.

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

Our Stock Could Be Delisted from the Nasdaq National Market

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's 2002 Annual Meeting of Stockholders was held at the Company's executive offices, 607 Airpark Road, Napa, California, on November 15, 2002. In attendance, in person or by proxy, were 4,342,528 shares of the Company's Class A Common Stock and 4,096,031 shares of the Company's Class B Common Stock, or, approximately 97.7% of the total votes outstanding. The following actions were taken:

        Election of Directors.    All eight positions on the Company's Board of Directors were to be filled for new one-year terms, and all nominees were duly elected, each nominee receiving in excess of 99% of total votes. The directors thus elected, with the precise votes for, against and abstaining, were:

Director	For	Against	Abstain
Jeffrey J. Brown	47,507,071	0	14,040
Jeffrey B. O'Neill	47,507,071	0	14,040
Nicholas B. Binkley	47,507,071	0	20,040
Lawrence R. Buchalter	47,506,571	0	15,040
David Gale	47,506,571	0	19,540
Paul M. Ginsburg	47,507,471	0	13,640
M. Scott Hedrick	47,507,071	0	14,040
Jean-Michel Valette	47,507,571	0	13,540

        Ratification of Auditors.    The selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2003, was ratified, with 47,515,044 votes for, 5,854 votes against, and 213 votes abstaining.

        Approval of the Amendment of the 1996 Stock Option Plan.    The amendment to the 1996 Stock Option Plan to increase the number of shares of the Company's Class B Common Stock available for issuance thereunder by 500,000 from 1,393,925 to 1,893,925 was approved with 43,707,916 votes in favor, 472,911 votes against and 2,200 votes abstaining.

        Approval of the Amendment of the 1998 Director Stock Option Plan.    The amendment to the 1998 Director Stock Option Plan to increase the number of shares of the Company's Class B Common Stock available for issuance thereunder by 100,000 from 348,000 to 448,000 was approved with 43,728,341 votes in favor, 452,286 votes against and 2,400 votes abstaining.

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

Golden State Vintners, Inc. (Registrant)
February 13, 2003 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

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

Date: February 13, 2003

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

Date: February 13, 2003

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
GOLDEN STATE VINTNERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS)
GOLDEN STATE VINTNERS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
RISK FACTORS
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports On Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION