Form 10-Q
period 2003-03-31
GOLDEN STATE VINTNERS INC
filed 2003-05-15
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2003

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

        ☒ Yes            ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of May 15, 2003 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS)

	March 31, 2003	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$191	$59
Trade and other receivables—net	9,035	9,823
Inventories	29,792	33,976
Refundable income taxes	—	1,067
Deferred income taxes	2,250	—
Prepaid expenses and other current assets	380	253

Total current assets	41,648	45,178
PROPERTY, PLANT AND EQUIPMENT—Net	57,743	69,936
ASSETS HELD FOR SALE	11,039	16,216
OTHER ASSETS	1,399	1,483

TOTAL ASSETS	$111,829	$132,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$5,500	$14,500
Cash overdraft	216	978
Accounts payable	3,397	6,904
Payable to growers	—	182
Payroll and related liabilities	698	918
Accrued interest	188	410
Other accrued liabilities	482	521
Income taxes payable	668	—
Deferred income taxes	—	204
Current portion of long-term debt	5,926	6,508

Total current liabilities	17,075	31,125
LONG-TERM DEBT	24,859	30,039
DEFERRED COMPENSATION	786	733
DEFERRED INCOME TAXES	10,917	10,483
STOCKHOLDERS' EQUITY:
Common Stock:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at March 31, 2003 and at June 30, 2002, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,343 shares issued at March 31, 2003 and at June 30, 2002	52	52
Additional paid-in capital	45,058	45,058
Retained earnings	13,185	15,426

Total common stock, paid-in capital and retained earnings	58,338	60,579
Treasury stock (21,884 shares at March 31, 2003 and June 30, 2002, respectively)	(146)	(146)

Total stockholders' equity	58,192	60,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,829	$132,813

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
REVENUES:
Bulk wine	$10,721	$7,384	$39,848	$37,222
Wine grapes	6	117	1,361	2,366
Case goods	4,813	8,268	15,877	20,299
Brandy and spirits	1,081	434	8,694	9,675

Total revenues	16,621	16,203	65,780	69,562
COST OF SALES	15,337	13,142	52,367	55,158

GROSS PROFIT	1,284	3,061	13,413	14,404
LOSS ON IMPAIRMENT OF RTD ASSETS	(8,000)	—	(8,000)	—
GAIN ON SALE OF VINEYARD ASSETS	—	—	1,578	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,869)	(2,372)	(8,012)	(7,797)

INCOME (LOSS) FROM OPERATIONS	(9,585)	689	(1,021)	6,607
INTEREST EXPENSE	(662)	(944)	(2,878)	(2,728)

INCOME (LOSS) BEFORE INCOME TAXES	(10,247)	(255)	(3,899)	3,879
INCOME TAXES	3,904	90	1,658	(1,341)

NET INCOME (LOSS)	$(6,343)	$(165)	$(2,241)	$2,538

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.67)	$(0.02)	$(0.24)	$0.27

DILUTED	$(0.67)	$(0.02)	$(0.24)	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,513	9,513	9,515

DILUTED	9,513	9,513	9,513	9,711

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(2,241)	$2,538
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,841	5,665
Loss on impairment of RTD assets	8,000	—
Loss (gain) on disposal of assets	(679)	(61)
Provision for doubtful accounts	600	—
Change in cash surrender value of life insurance policies	26	80
Change in market value of deferred compensation	(3)	(13)
Deferred income taxes	(2,020)	803
Changes in operating assets and liabilities:
Trade and other receivables	188	(1,716)
Inventories	3,859	(9,382)
Prepaid expenses and other current assets	(127)	(207)
Accounts payable	(3,507)	352
Payable to growers	(182)	29
Payroll and related liabilities	(220)	(996)
Other accrued liabilities	(39)	(735)
Accrued interest	(222)	(27)
Deferred compensation	56	275
Income taxes refundable/payable	1,735	1,188

Net cash provided by (used in) operating activities	11,065	(2,207)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,267)	(8,960)
Proceeds on sale of property, plant and equipment	5,890	392
Purchase of life insurance policies	—	(650)
Refund (payment) of deposits	10	(156)

Net cash provided by (used in) investing activities	4,633	(9,374)
FINANCING ACTIVITIES:
Borrowings on line of credit	22,300	34,500
Payments on line of credit	(31,300)	(22,100)
Cash overdraft increase (decrease)	(762)	2,084
Proceeds from lease financing	2,750	—
Payments on long-term debt	(8,554)	(3,247)
Purchases of treasury stock	—	(64)

Net cash provided by (used in) financing activities	(15,566)	11,173

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	132	(408)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	59	488

CASH AND EQUIVALENTS, END OF PERIOD	$191	$80

OTHER CASH FLOW INFORMATION:
Interest paid	$3,075	$2,652

Income taxes refunded, net	$(1,371)	$(649)

Property acquired under capital lease	$42	$312

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2003 and its results of operations for the three and nine month periods ended March 31, 2003 and 2002 and its cash flows for the nine-month periods ended March 31, 2003 and 2002. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2002, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

        Certain reclassifications have been made to the fiscal 2002 amounts in order for them to conform to the fiscal 2003 presentation.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	March 31, 2003	June 30, 2002
	(Unaudited)

Bulk wine	$18,226	$18,187
Cased and bottled wine	5,907	7,341
Brandy	2,366	1,713
Supplies and other	946	834
Unharvested crop costs	2,347	5,901

Total	$29,792	$33,976

Note 3—Property and Equipment

        The ready-to-drink ("RTD") bottling unit (included in the case goods business segment) was established in the Spring of 2001 to provide custom bottling services for malt-based alcoholic beverages. This unit has not met originally anticipated profit levels due to lower than expected sales volumes and higher than expected operating expenses. Furthermore, the two largest of the Company's three customers have terminated their contracts for bottling services during fiscal 2003. The current agreement with the third customer extends through August 2006 and is currently in negotiation for more favorable terms. If the Company is unable to reach agreeable terms, it may elect to negotiate the cancellation of the contract. In this event, the Company may be subject to a contract cancellation liability. As of March 31, 2003, the net book value of all RTD assets totaled $10.3 million. As a result of the Company's unfavorable operating results, and inability to locate new customers, assets with a net book value of $9.5 million were written down by $8.0 million in the third quarter of fiscal 2003 based on current estimated fair value of such assets supported by outside appraisal. The Company anticipates that the loss resulting from this impairment charge will adversely affect our ability to satisfy certain financial covenants of our long-term debt financing arrangements as of June 30, 2003.

        In February 2003, the Company began the process of removing approximately 400 acres of vineyards due to underperformance issues resulting in a $1.0 million charge to cost of sales in the third quarter of fiscal 2003.

Note 4—Assets Held for Sale

        In June 2002, the Company's Board of Directors approved a plan to sell certain excess assets. Such assets include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards. After operations started at the new American Canyon facility in December 2001, the bulk wine and bottling facility and the other warehouse facility were no longer necessary for custom crushing, bottling or storage. Assets classified as held for sale are not subject to depreciation. Had these assets not been held for sale, net loss for the nine-months ended March 31, 2003 would have been $144,000 greater than net loss as reported if such depreciation was required.

        The Company has reached a tentative agreement to sell the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The agreement provides 60 days for the buyer to complete due diligence before the sale is binding.

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

        Assets held for sale, at the lower of carrying value or fair value, were $11.0 million and $16.2 million at March 31, 2003 and June 30, 2002 respectively.

Note 5—Long-Term Debt

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

Note 6—New Accounting Pronouncements

        In 2001, the FASB issued four statements: No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Assets Retirement Obligations and No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill and certain identifiable intangible assets will not be amortized and requires impairment tests for goodwill and certain identifiable intangible assets. SFAS No. 143 provides that asset retirement obligations be measured at fair value and be discounted. Dismantlement and restoration costs should be recognized as a liability when incurred. SFAS No. 144 provides that impairment losses be recognized only if the carrying amount of the long-lived assets is not recoverable from undiscounted cash flows. Any impairment loss recognized would be the difference between the carrying value of the asset and its fair value. In 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 145 provides that debt extinguishments that are part of a Company's risk management strategy should not be reported as extraordinary items because they do not meet the criteria as unusual and infrequently occurring events. This statement also requires sale- leaseback accounting for certain lease modifications whose economic effects are similar to sale-leaseback transactions. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS Nos. 144 and 145 were effective for the Company July 1, 2002 and the provisions of SFAS No. 146 are effective for future exit activities initiated after December 31, 2002. The Company adopted SFAS Nos. 141, 142 and 143 effective July 1, 2001 and 144 and 145 effective July 1, 2002. Adoption of these statements did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company will apply the provisions of SFAS No. 146 to future restructuring charges.

Note 7—Business Segment Information

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

        Segment information as of March 31, 2003 and June 30, 2002 and for the three and nine month periods ended March 31, 2003 and 2002 is as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues, net:
Bulk wine	$10,721	$7,384	$39,848	$37,222
Wine grapes	6	117	1,361	2,366
Case goods	4,813	8,268	15,877	20,299
Brandy	1,081	434	8,694	9,675

Total revenues, net	16,621	16,203	65,780	69,562
Cost of Sales:
Bulk wine	7,784	5,593	27,519	26,640
Wine grapes	999	80	2,288	2,142
Case goods	5,837	7,208	16,019	18,329
Brandy	717	261	6,541	8,047

Total cost of sales	15,337	13,142	52,367	55,158
Gross Profit:
Bulk wine	2,937	1,791	12,329	10,582
Wine grapes	(993)	37	(927)	224
Case goods	(1,024)	1,060	(142)	1,970
Brandy	364	173	2,153	1,628

Total gross profit	$1,284	$3,061	$13,413	14,404

Capital Expenditures:
Bulk wine	$2	$759	$428	$3,367
Wine grapes	84	106	60	744
Case goods	222	155	723	2,502
Brandy	22	105	38	431
Corporate	37	400	60	2,228

Total	$367	$1,525	$1,309	$9,272

Depreciation and amortization:
Bulk wine	$874	$663	$3,529	$3,514
Wine grapes	—	—	128	136
Case goods	433	442	1,318	1,145
Brandy	54	35	559	505
Corporate	99	170	307	365

Total	$1,460	$1,310	$5,841	$5,665

	March 31, 2003	June 30, 2002
Total Assets:
Bulk wine	$60,602	$61,988
Wine grapes	16,428	26,230
Case goods	20,466	31,467
Brandy	8,093	8,039
Corporate	6,240	5,089

Total	$111,829	$132,813

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

        Our bulk wine inventory at March 31, 2003 is approximately $18.2 million and substantially in excess of committed sales contracts. Although our case goods inventory at March 31, 2003 has decreased by approximately 11,000 cases relative to a year ago at this time, we have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Although management believes that this excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

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

        In June 2002, the Company's Board of Directors approved a plan to sell certain excess assets. These assets, which include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards, are included in the accompanying financial statements as assets held for sale. We expect that proceeds from the sale of the excess assets will be used for debt reduction and/or operating purposes. As discussed below, we have sold or are in the process of selling a significant portion of these assets in fiscal 2003.

Recent Developments

        Our ready-to-drink ("RTD") bottling unit (included in the case goods business segment) was established in the Spring of 2001 to provide custom bottling services for malt-based alcoholic beverages. This unit has not met originally anticipated profit levels due to lower than expected sales volumes and higher than expected operating expenses. Furthermore, the two largest of our three customers have terminated their contracts for bottling services during fiscal 2003. The current agreement with the third customer extends through August 2006 and is currently in negotiation for more favorable terms. If we are unable to reach agreeable terms, we may elect to negotiate the cancellation of this contract. In this event, we may be subject to a contract cancellation liability. As of March 31, 3002, the net book value of all RTD assets totaled $10.3 million. As a result of our unfavorable operating results, and inability to locate new customers, assets with a net book value of $9.5 million were written down by $8.0 million in the third quarter of fiscal 2003 based on current estimated fair value of such assets supported by outside appraisal. We anticipate that the loss resulting from this impairment charge will adversely affect our ability to satisfy certain financial covenants of our long-term debt financing arrangements as of June 30, 2003.

        Bulk wine and case goods industry trends continue to indicate downward pressure on sales volumes and margins resulting in surplus domestic and international bulk wine and case goods inventories and a reduction in the number of long-term bulk wine sales contracts relative to previous years. Consistent with such trends, our bulk wine inventory at March 31, 2003 continues to be substantially in excess of committed sales contracts. Our case goods inventories have decreased by approximately 11,000 cases at March 31, 2003 relative to a year ago at this time, however remain in excess of optimum inventory levels. Although we believe that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that we will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material. We have reduced bulk wine and case goods inventory by approximately $0.5 and $0.6 million respectively, during the nine months ended March 31, 2003 to write down such items to market based on our current assessment of market conditions.

        We have reached a tentative agreement to sell the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The agreement provides 60 days for the buyer to complete due diligence before the sale is binding.

        In February 2003, we began the process of removing approximately 400 acres of vineyards due to underperformance issues resulting in a $1.0 million charge to cost of sales in the third quarter of fiscal 2003.

        In December 2002, we sold 827 acres of vineyards in Fresno County at a gain of approximately $1.5 million included in gain on sale of vineyard assets. The property collateralized long-term debt and the lender required the entire proceeds of approximately $3.4 million to be applied to loan principal and to a prepayment penalty of $388,000.

        In October 2002, we sold the Lost Hills Vineyard located in Kern County. Proceeds on the sale were approximately $2.5 million of which $1.5 million was used to repay a loan with an insurance company. A $92,000 gain included in gain on sale of vineyard assets was recognized on the sale in fiscal 2003; however, an asset impairment charge of 1.9 million was included in wine grape costs of sales in fiscal 2002. This charge was partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million.

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

  International.

        Approximately 12% and 13% of our revenues in the first nine months of fiscal 2003 and 2002 respectively were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia. Our international case goods revenues have decreased in the first nine months of fiscal 2003 by approximately $0.3 million as compared to revenues in the first nine months of fiscal 2002. Increased international competition and international wine supplies have negatively impacted our sales efforts.

Three Months Ended March 31, 2003 and 2002

  Revenues

        Total revenues for the third quarter of fiscal 2003 were $16.6 million, an increase of $0.4 million or 2.5%, as compared to revenues of $16.2 million for the third quarter of 2002. The overall increase in revenues is due to increases in bulk wine and brandy revenues as partially offset by decreased case goods and wine grape revenues.

        Bulk Wine and Related Services.    For fiscal 2003, revenues from bulk wine and related services were $10.7 million, an increase of $3.3 million or 44.6%, as compared to revenues of $7.4 million in the third quarter of 2002. The period to period increase was a result of increased bulk wine contract and spot sales of approximately 2.0 million gallons or approximately $4.3 million partially offset by lower average sales prices per gallon totalling approximately $0.4 million. In addition, bulk storage and custom bulk wine processing revenues decreased by approximately $0.5 million from fiscal 2002.

        Case Goods and Related Services.    For the third quarter of fiscal 2002, revenues from case goods and related services were $4.8 million, a decrease of $3.5 million or 42.2%, as compared to revenues of $8.3 million in the third quarter of fiscal 2002. The period to period decrease was a result of decreased RTD production revenues of $1.9 million. Additionally, case goods revenues decreased due to lower sales volume of $3.0 million partially offset by higher average sales prices per case totalling approximately $1.3 million.

        Brandy    For the third quarter of fiscal 2003, revenues from the sale of brandy and grape spirits were $1.1 million, an increase of $0.7 million or 175.0%, as compared to revenues of $0.4 million for the third quarter of fiscal 2002. The period to period increase was due to additional brandy sales volume of $0.6 million.

        Wine Grapes.    Our wine grapes business segment realized only a modest amount of revenues in the third quarter of fiscal 2003 consistent with seasonal trends.

  Cost of Sales

        For the third quarter of fiscal 2003, total cost of sales was $15.3 million, an increase of $2.2 million or 16.8%, from $13.1 million for the third quarter of fiscal 2002. As a percentage of revenues, cost of sales for the third quarter of fiscal 2003 was 92.3%, an increase from 81.1% for the third quarter of fiscal 2002. The increase in cost of sales on a percentage of revenue basis was a result of reduced production volume at our American Canyon case goods and RTD facilities and adjustments to reduce bulk and case inventory to estimated market value. In addition, in February 2003, we began the process of removing approximately 400 acres of vineyards due to underperformance issues resulting in a $1.0 million charge to cost of sales. Such increase was partially offset by favorable operating variances at our Fresno and Monthaven bulk wine facilities.

  Gross Profit

        In the third quarter of fiscal 2003, we realized gross profit of $1.3 million, a decrease of $1.8 million or 58.1%, as compared to $3.1 million in the third quarter of fiscal 2002. As a percentage of revenues, gross profit for the third quarter of fiscal 2003 was 7.7%, a decrease from 18.9% in the third quarter of fiscal 2002, for reasons discussed above under "Cost of Sales."

  Loss on Impairment of RTD Assets

        As discussed in Recent Developments, we recorded an impairment charge of $8 million on certain RTD assets.

  Selling, General and Administrative Expenses

        For the third quarter of fiscal 2003, selling, general and administrative expenses were $2.9 million, an increase of $0.5 million or 20.8%, from $2.4 million in the third quarter of fiscal 2002. The period to period increase was due principally to increased sales and marketing costs and bad debt expense partially offset by decreased general and administrative payroll and related expenses.

  Interest Expense

        For the third quarter of fiscal 2003, interest expense was $0.7 million, a decrease of $0.2 million or 22.2%, as compared to interest expense of $0.9 million in the third quarter of fiscal 2002. The period to period decrease resulted from decreased average borrowings on our line of credit and long-term debt at lower overall interest rates. We did not capitalize any interest in the third quarter of fiscal 2003. Interest capitalized in the third quarter of fiscal 2002 was approximately $5 thousand.

  Income Taxes.

        The effective tax rate of our income tax expense was 38.1% and 35.3% for the third quarters of fiscal 2003 and fiscal 2002 respectively. The increase in the rate is due to the effect of the manufacturer's investment tax credit.

  Net Loss

        For the third quarter of fiscal 2003, net loss was $6.3 million an increase of $6.1 million, as compared to net loss of $0.2 million in the third quarter of fiscal 2002. Net loss for the third quarter of fiscal 2003 was impacted by factors covered above.

  Loss Per Share

        For the third quarter of fiscal 2003, diluted loss per share was $0.67 compared to diluted loss per share of $0.02 for the third quarter of fiscal 2002.

Nine Months Ended March 31, 2003 and 2002

  Revenues

        Total revenues for the first nine months of fiscal 2003 were $65.8 million, a decrease of $3.8 million or 5.5%, as compared to revenues of $69.6 million for the first nine months of 2002. The overall decrease in revenues is due to decreases in case goods, brandy and wine grape segments partially offset by an increase in bulk wine revenues. Revenues for the nine months ended March 31, 2003 were negatively impacted by a decrease in RTD production revenues of $5.2 million as partially offset by a $1.5 million termination settlement and a $0.6 million small brewers credit.

        Bulk Wine and Related Services.    For fiscal 2003, revenues from bulk wine and related services were $39.8 million, an increase of $2.6 million or 7.0%, as compared to revenues of $37.2 million in the first nine months of 2002. The period to period increase was a result of an increase in bulk wine contract and spot sales of approximately 4.1 million gallons or $10.0 million. Such increase was partially offset by lower average sales prices per gallon of bulk wine contract and spot sales totalling approximately $6.0 million and decreased custom bulk wine processing and storage services of approximately $1.7 million.

        Wine Grapes.    In the first nine months of fiscal 2003, revenues from grape sales were $1.4 million, a decrease of $1.0 million or 41.7%, as compared to revenues of $2.4 million in the first nine months of fiscal 2002. The decline in this segment's revenues is due to reduced volume of wine grapes sold of approximately $0.4 million. The reduction in sales of Company grown grapes is consistent with our plan to use more Company grown grapes in our operations. Resold grape volume decreases totalled approximately $0.5 million and pricing totalling approximately $0.2 million.

        Case Goods and Related Services.    For the first nine months of fiscal 2002, revenues from case goods and related services were $15.9 million, a decrease of $4.4 million or 21.7%, as compared to revenues of $20.3 million in the first nine months of fiscal 2002. The period to period decrease was a result of decreased RTD production revenues of $5.2 million. Partially offsetting such decrease were proceeds of approximately $1.5 million on a termination settlement with the largest of our RTD customers to buy out the remaining contract production requirement. In addition, we recognized approximately $0.5 million of income from a small brewers excise tax credit for calendar 2001 and $0.1 for calendar 2002. Also, partially offsetting the decrease were higher average sales prices per case totalling approximately $3.5 million at lower case sales volume of $5.1 million.

        Brandy.    For the first nine months of fiscal 2003, revenues from the sale of brandy and grape spirits were $8.7 million, a decrease of $1.0 million or 10.3%, as compared to revenues of $9.7 million for the first nine months of fiscal 2002. The period to period decrease in brandy revenue was due to reduced contracted prices with an effect of approximately $0.8 million.

  Cost of Sales.

        For the first nine months of fiscal 2003, total cost of sales was $52.4 million, a decrease of $2.8 million or 5.1%, from $55.2 million for the first nine months of fiscal 2002. As a percentage of revenues, cost of sales for the first nine months of fiscal 2003 was 79.6%, an increase from 79.3% for the first nine months of fiscal 2002. The increase in cost of sales on a percentage of revenue basis was a result of reduced production volume at our American Canyon case goods and RTD facilities and adjustments to reduce bulk and case inventory to estimated market value. In addition, in February 2003, we began the process of removing approximately 400 acres of vineyards due to underperformance issues resulting in a $1.0 million charge to cost of sales. Such increases were partially offset by reduced bulk wine and brandy cost of sales as a percentage of revenues due to reduced grape component costs.

  Gross Profit

        In the first nine months of fiscal 2003 and 2002, we realized gross profit of $13.4 million, a decrease of $1.0 million or 6.9%, as compared to $14.4 million in the first nine months of fiscal 2002. As a percentage of revenues, gross profit for the first nine months of fiscal 2003 was 21.9%, an increase from 20.7% in the first nine months of fiscal 2002, for reasons discussed above under "Cost of Sales."

  Gain on Sale of Vineyard Assets

        In December 2002, escrow closed on the sale of 827 acres of vineyards located in Fresno County. Proceeds on the sale were approximately $3.4 million with a gain on the sale of approximately $1.6 million.

  Selling, General and Administrative Expenses

        For the first nine months of fiscal 2003, selling, general and administrative expenses were $8.0 million, an increase of $0.2 million or 2.6%, from $7.8 million in the first nine months of fiscal 2002. The period to period increase was due principally to increased sales and marketing costs and bad debt expense partially offset by decreased general and administrative payroll and related expenses.

  Interest Expense

        For the first nine months of fiscal 2003, interest expense was $2.9 million, an increase of $0.2 million or 7.4%, as compared to interest expense of $2.7 million in the first nine months of fiscal 2002. The period to period increase resulted from a prepayment penalty of $388,000 that was incurred in the second quarter of fiscal 2003 due to lender requirement to pay down long-term debt with proceeds on sale of certain land and vineyards located in Fresno County. Such increase was partially offset by decreased average borrowings on our line of credit and long-term debt at lower overall interest rates. We did not capitalize any interest in the first nine months of fiscal 2003. Interest capitalized in the first nine months of fiscal 2002 was approximately $0.3 million.

  Income Taxes.

        The effective tax rate of our income tax expense was 42.5% and 34.6% for the first nine months of fiscal 2003 and fiscal 2002 respectively. The increase in the rate is due to the effect of the manufacturer's investment tax credit.

  Net Loss

        For the first nine months of fiscal 2003, net loss was $2.2 million, a decrease of $4.7 million, as compared to net income of $2.5 million in the first nine months of fiscal 2002. Net loss for the first nine months of fiscal 2003 was impacted by factors covered above.

  Loss Per Share

        For the first nine months of fiscal 2003, diluted loss per share was $0.24 compared to diluted earnings per share of $0.26 for the first nine months of fiscal 2002.

  Liquidity and Capital Resources

        Our working capital position at March 31, 2003 was $24.6 million, compared to $14.1 million at June 30, 2002. The increase in working capital is due to increased cash flows from operations and proceeds from fiscal 2003 vineyard sales partially offset by debt payments from proceeds from vineyard sales. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $5.5 million at March 31, 2003, a decrease from $14.5 million at June 30, 2002. Unused availability under the line of credit was $12.5 million at March 31, 2003. On July 19, 2002, we renewed the revolving bank line of credit to provide $22.0 million through February 5, 2003 and $18.0 million thereafter. The line expires July 5, 2003 and we intend to renew or obtain similar financing from other sources, however, no assurances can be given that such financing can be achieved on similar terms.

        Our loan payable bearing interest at 8.99% to an insurance company contains a balloon payment requirement of $10.7 million due on April 1, 2005. We intend to renew or obtain similar alternative financing from other sources to meet this requirement, however, no assurances can be given that such financing can be achieved at similar or more favorable terms.

        As discussed in Recent Developments, we recorded an impairment charge on our RTD assets in the third quarter of fiscal 2003. The loss resulting from this charge will adversely affect our ability to satisfy certain financial covenants of our long-term debt financing arrangements as of June 30, 2003. We have initiated discussions with our lenders with respect to waiver or amendment of such financial covenants. While we currently believe that we will be successful in obtaining any necessary waiver or amendment, there can be no assurance that such waiver or amendment can be obtained on terms acceptable to us. If we are not in compliance with financial covenants at the end of our fiscal year, our future financial results and liquidity could be materially adversely affected.

        Net cash provided by operating activities in the nine months ended March 31, 2003 was $11.1 million, compared to net cash used in operating activities of $2.2 million in the nine months ended March 31, 2002. The increase in cash from operations resulted from a reduction in accounts receivable and inventories relative to the prior year.

        We have classified a bulk wine facility, a warehouse, a tasting room and certain vineyards with a net book value of $11.0 million as assets held for sale at March 31, 2003. Proceeds from the sale of these assets will be used for operating purposes and/or debt reduction. We have reached a tentative agreement to sell the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The agreement provides 60 days for the buyer to complete due diligence before the sale is binding. Escrow closed on an agreement to sell the Lost Hills Vineyard in October 2002 and a vineyard in Fresno County in December 2002. These vineyards served as collateral for notes payable to insurance companies. The buyer assumed a $1.5 million note in the Lost Hills Vineyard sale and proceeds from the Fresno County sale were applied to the loan principal and a prepayment penalty. Proceeds from the St. Helena sale are required to be applied to the loan principal and a prepayment penalty should the sale be consummated.

        Capital expenditures in the nine months ended March 31, 2003 were $1.3 million, compared to $9.0 million in the nine months ended March 31, 2002. We have funded these expenditures in 2003 from our working capital line. We refinanced certain expenditures under a $2.7 million capital lease in September 2002 and intend to finance future major capital expenditures through long-term financing arrangements. We believe that cash flows from operations and the line of credit are sufficient to cover operating needs for the year, however, as discussed above, the line of credit expires July 5, 2003. We expect to renew the line of credit or obtain alternate financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at March 31, 2003, and estimates the balances of such debt in future periods assuming no additional debt will be obtained or required. This analysis does not, therefore, constitute in any way our forward plan and should not be used by investors as such. ($ millions):

	March 31,	June 30,
	2003	2003	2004	2005	2006	2007
Bank line of credit and long-term debt:
Variable Rate:
Average Outstanding*	$15.2	$14.5	$14.1	$13.7	$13.3	$12.9
Weighted average rate per period	3.4%	3.9%	6.7%	6.8%	6.9%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$32.4	$31.9	$24.3	$18.9	$4.6	$2.6
Weighted average rate per period	8.3%	8.1%	8.1%	8.2%	6.9%	7.0%

*
Based on current anticipated cash flow, we believe that our bank line of credit (including anticipated renewals) will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the nine months ended March 31, 2003, the average outstanding balance under this line was approximately $13.4 million, with a weighted average interest rate of approximately 3.3%.

        We financed capital expenditures for our American Canyon facility under a seven-year, variable rate $2.7 million capital lease in September 2002. The lease bears interest at 2.13% over LIBOR. At March 31, 2003, the balance on our variable rate capital lease was $2.6 million and carried a weighted average interest rate of 4.0%.

        At March 31, 2003, the balance on our fixed rate long-term debt was $28.2 million and carried a weighted average interest rate of approximately 8.2%. The weighted average interest rate for the nine months ended March 31, 2003 for all our debt was approximately 7.2%.

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

Increased Environmental Requirements Could Adversely Affect Our Business

        Ownership of real property creates a potential for environmental liability. There is an increasing trend toward more stringent guidelines and regulation. If hazardous substances are discovered to have emanated from our properties, we could be subject to material liability arising from the remediation of such potential harm. We believe that our properties have been and continue to be in material compliance with relevant environmental regulations. Currently, water board audits are being conducted at two of our facilities. Although results of these audits have not been finalized, excess nitrates were identified in the ground water at one of the facilities. This may require drilling a new well at an estimated cost of approximately $100,000. As environmental regulations tighten we cannot be assured our real property will continue to meet such standards.

We Use Pesticides and Other Hazardous Substances in Our Business

        Our current operations emit ethanol and require the periodic use of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The emission and usage of these chemicals are, to varying degrees, subject to federal and state regulation. We believe that our operations have been and continue to be in material compliance with relevant environmental regulations. At the same time, if hazardous substances are discovered to have emanated from such operations, we could be subject to material liability arising from the remediation of such potential harm. As environmental regulations tighten we cannot be assured our current operating practices will meet such standards.

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

Golden State Vintners, Inc. (Registrant)
May 15, 2003 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

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

Date: May 15, 2003

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

Date: May 15, 2003

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