Form 10-K
period 2003-06-30
GOLDEN STATE VINTNERS INC
filed 2003-09-29
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        The aggregate market value of the Class B Common Stock of the Registrant held by non-affiliates of the Registrant on September 26, 2003, based on the closing sales price of the Class B Common Stock as reported by Nasdaq on such date was $14,873,698. All of the shares of Class A Common Stock of the Registrant are held by affiliates of the Registrant.

        The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of September 26, 2003 was 4,342,528 and 5,170,459 shares, respectively.

PART I

        This Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the "Form 10-K") contains "forward-looking statements," as defined under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business.

Introduction

        Golden State Vintners, Inc. ("GSV" or the "Company") is a Delaware corporation formed in 1995 for the purpose of acquiring and holding for investment all of the outstanding capital stock of Golden State Vintners, a California corporation. The Company is one of the largest suppliers of premium bulk wines, wine processing and storage services, and case goods in the United States. Management believes that the Company is a contract supplier of choice for many of the leading branded wineries in California because of its reputation for quality and service, extensive vineyard holdings, strategically located facilities and ability to tailor a full range of products and services to meet the particular needs of its customers. Beginning in fiscal 2002, Company management has focused on core business and products including serving as an outsourcer to the bulk wine and spirits industry and a producer of proprietary and private label case goods. As part of this focused effort, Company management has been in the process of selling assets which either had marginal operating results or were no longer considered strategic to future operations, including certain vineyards and a bulk wine and bottling facility. In addition, the Company reflected an impairment charge on its ready-to-drink ("RTD") bottling facility and the production of malt-based alcoholic beverages is no longer considered a core business unit of the Company.

        The Company provides a broad range of high quality winemaking and processing services, barrel fermentation and bottling and storage services to many of the largest branded wineries in California and to a number of international wineries and customers. The Company supplies premium bulk wine pursuant to long-term supply agreements with Diageo, Constellation Brands, Inc. ("Constellation"), Beringer Blass Wine Estates ("Beringer"), Trinchero Family Estates ("Trinchero"), Smith Anderson and other wineries. The Company also delivers contract wine processing, barrel fermentation and storage services under contracts with, among others, Grape Links, Inc. and Hess Collection. The Company also sells wine grapes, predominantly to EJ Gallo Winery ("Gallo").

        GSV provides custom case goods, winemaking and bottling services for a number of clients, such as Safeway, Inc., Erwal Wine AG and C.A. Warren. In fiscal 2003, the Company derived approximately 15% of its revenues from the sale of bulk wine and case goods to customers outside of the United States. The Company also supplies brandy (a distilled derivative of wine) primarily to a single customer pursuant to a long-term agreement and is one of the largest brandy producers in the United States. The Company also provides custom bottling services for malt-based alcoholic beverages.

        The combination of GSV's extensive vineyard holdings and five strategically located facilities has enabled the Company to become what management believes is one of California's preferred providers of premium bulk wine and related services. The St. Helena facility was sold in July 2003 and the Company has entered into an agreement to lease a portion of the facility to continue to produce superpremium and ultrapremium white and red wines. The Company's 4,270 producing acres of vineyard properties primarily in California's San Joaquin Valley allow the Company to source high quality wine grapes at a competitive cost. The Company's wine processing facilities are generally modern, efficient and automated, and allow for large scale, low-cost production of premium bulk wine and case goods and the delivery of a full line of winemaking, processing and storage services.

Fiscal 2003 Revenues
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

        The Company sells premium bulk wine to a number of the largest branded wineries in California, including Diageo, Constellation, Beringer, Trinchero, and Smith Anderson and to a number of international customers, including Les Grands Chais de France and Zimmerman-Graeff & Mueller GMBH & Co. ("Zimmerman"). The Company's standard bulk wine supply contract establishes the variety of wine, source of grapes and vintage and generally calls for the delivery of a set number of gallons of wine or processed grape juice at an agreed upon price per ton of grapes. The Company supplies, crushes and processes the grapes and typically stores the wine for six months or more following production. Winemaking standards are usually agreed to by the parties in advance. GSV generally guarantees the quality of the wine produced. Delivery of bulk wine is usually F.O.B. the particular GSV winery.

        In fiscal 2003, approximately 96% of the grapes grown at the Company's vineyards were used internally for the production of bulk wine and brandy. Additionally, the Company purchases grapes in the marketplace in order to meet the needs of its bulk wine and brandy customers. The Company typically buys grapes from numerous growers pursuant to a variety of short-term, long-term, and evergreen grape purchase contracts entered into prior to grape harvest. Additionally, after analyzing anticipated grape yields and grape prices during a harvest, the Company sometimes elects to purchase needed grapes on the spot market.

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

Wine Grape Sales

        Approximately 4% of Company grown grapes for the 2002 harvest were sold by the Company as compared to 6% for the 2001 harvest as the Company continues to retain grapes for internal production. The Company believes its internal use of grapes is a potentially more profitable allocation of the Company's resources. Certain of the Company's grape purchase contracts require GSV to purchase the entire grape production of a number of small vineyards. Thus, the Company may purchase varieties of grapes in excess of quantities required in its production of bulk wine. The Company may resell these grapes into the market at approximate market prices.

        A long-term contract with Gallo covering certain Ruby Cabernet grapes continues through 2007. This contract requires the Company to deliver grapes meeting specified sugar levels and other quality measurements. Revenues under this contract were approximately $440,000, or 31% of wine grape revenues in fiscal 2003.

Case Goods and Related Services

        The Company produces proprietary and private label products and provides custom bottling and storage services. These case goods sales are comprised of wine bottled and sold in a case containing twelve 750ml bottles, or the volume equivalent. The Company produced more than 1.0 million cases of wine and wine related products and services in its 2003 fiscal year and approximately 1.2 million cases (2.25 gallons per case) of ready-to-drink product.

        Private Label Case Goods.    The sale of private label case goods may include any or all of the various steps in the winemaking process, from the purchase and processing of grapes, aging and storage of wine to the bottling and labeling of the finished product. The majority of the Company's private label case goods revenues in fiscal 2003 were derived from three customers based on short-term arrangements that may terminate at any time. Private label case goods are produced and bottled at the Company's St. Helena and American Canyon facilities.

        Proprietary and Control Brands.    The Company sells proprietary wine products under a variety of brands in the generic and premium wine categories. Generally, the Company's Pacific Peak and Golden Gate brands sell in the extreme value category, the Company's Summerfield and Weston brands sell in the popular premium category, the Company's Monthaven, and Harbinger labels compete in the superpremium category and the Company's Edgewood Estate label is sold in the ultrapremium category. The Company's proprietary wines include different types of premium varietal wines, including vintage Cabernet Sauvignon, Chardonnay, Merlot and Zinfandel. Many of the Company's proprietary wines are produced, processed and/or bottled at the Company's American Canyon and St. Helena wineries. The Company's proprietary products are sold primarily through third party distributors and directly to specific wine and general merchandise retailers.

        The Company also offers its proprietary brands to retailers, such as large supermarket chains, for sale on an exclusive basis in certain defined geographic regions. The terms of the exclusive arrangements for these "control brands" vary from customer to customer and are negotiated directly with retailers, rather than through wine wholesalers.

        Ready to Drink Bottling.    The Company completed construction and installation of a high-speed bottling line in the fourth quarter of its 2001 fiscal year at a cost of approximately $10 million. This line, located at the Reedley facility, provides custom bottling services for malt-based alcoholic beverages. This unit has not met originally anticipated profit levels due to lower than expected sales volumes and higher than expected operating expenses. An impairment charge of $8.0 million was recorded in the third quarter of fiscal 2003 as more fully discussed in "Recent Developments".

Brandy

        Brandy is produced by processing grapes into wine, distilling the wine and aging the product in oak barrels for a minimum of two years until the product can be declared as brandy. The Company is among the largest brandy processors in the United States and has a long-term brandy production agreement to produce brandy for sale under the Christian Brothers label owned by Heaven Hill Distilleries, Inc. ("Heaven Hill"). Under the terms of this agreement, GSV is paid for all aspects of the brandy distillation process, including the purchase of grapes, storage and various processing charges. The Company also produces brandy for other customers. The Company has entered into a new long-term production contract with a current bulk-wine customer through 2008.

International

        Approximately 15% of the Company's revenues in its 2003 fiscal year were derived from the sale of wine and wine products internationally. The Company exports bulk wine and case goods to Canada, Europe and Asia.

Winemaking Facilities

        The Company's five winemaking, distilling and processing facilities are located in Fresno, Monterey, Napa and Tulare counties and are adjacent to primary grape growing and winemaking regions in California.

        The table below identifies key statistics for each of the Company's facilities for the 2002 harvest, as reflected in the Company's fiscal year 2003 operations.

Production at The Company's Winemaking Facilities

Facility Name	Tons of Grapes Crushed	Case Equivalent(1)		Gallons of Cooperage Capacity(2)
		(In millions)
Fresno	98,000	7.0		21.6
Cutler(3)	—	—		15.9
Reedley	48,000	3.4	(4)	17.4
Monterey	25,000	1.8		8.6
Napa Valley(5)	1,600.1			1.1

Total	172,600	12.3		64.6

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

(3)
The Cutler facility was used solely as a storage facility for Company and customer bulk wine for the 2001 and 2002 harvests and anticipates the same utilization for the 2003 harvest.

(4)
A majority of grapes processed at Reedley were distilled into brandy and grape spirits.

(5)
The Company sold this facility in July 2003 and has entered into an agreement to lease a portion of the facility to continue to produce superpremium and ultrapremium white and red wines.

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

        Reedley.    The Company's Reedley facility is located on a 296-acre parcel in southern Fresno County, northwest of the town of Reedley. The Company uses the Reedley facility primarily for the production and storage of brandy and custom bottling of malt-liquor based products. Additionally, the Reedley facility produces red, white, barrel fermented and dessert wines. The Company completed the installation of a ready-to-drink bottling line in the Spring of 2001 at a cost of approximately $10 million. This line provides custom bottling of malt-based alcoholic beverage products. Because this bottling line has not met originally anticipated profit levels due to lower than expected sales and higher than expected operating expenses, an impairment charge of $8.0 million was recorded in the third quarter of fiscal 2003 as discussed in "Recent Developments."

        Monterey.    The Monterey winery is located on 81 acres in the town of Soledad, in Monterey County, near California's central coast wine region. The Company uses the winery primarily for custom processing of small lots of superpremium and ultrapremium white and red wines for GSV's wine processing customers and GSV's bottling programs.

        Napa Valley Winery.    The Company's Napa Valley winery in St. Helena occupies approximately 22 acres and is located in the town of St. Helena fronting Highway 29, in Napa Valley. The Napa Valley winery produces primarily superpremium and ultrapremium white and red wines for a number of the leading branded wineries in California. A small portion of the Company's proprietary and private label case goods are produced and bottled at the Napa Valley winery although the majority of such bottling operations were transferred to the American Canyon facility. The Company sold the Napa Valley location in July 2003 and has entered into an agreement to lease a portion of the facility to continue to produce superpremium and ultrapremium white and red wines.

        Napa Valley Warehouse.    The Company uses the Napa Valley warehouse for third-party oak barrel storage and related services. The Napa Valley warehouse has a 24,000-barrel storage capacity, which was virtually full in fiscal 2001, 2002 and 2003. This facility is currently being marketed and the associated assets are included in "Assets Held for Sale." The Company anticipates that barrel-storage requirements upon sale of this facility will be relocated to the American Canyon facility and/or through a warehouse leasing arrangement.

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

Vineyard Operations

        The Company owns more than 6,200 acres of vineyard properties, of which 4,270 acres are permanently planted as of June 30, 2003. The table below identifies the name of each of the Company's vineyards and the acres of wine grapes at each vineyard.

The Company's Vineyard Properties

Vineyard Name	County Location	Approximate Acres Planted
Fresno Vineyard	Fresno	1,828
Gravelly Ford Vineyard	Madera	1,094
Cawelo Vineyard	Kern	661
Mazzie Vineyard	Kern	619
Monterey Vineyard	Monterey	54
St. Helena Vineyard	Napa	14

Total		4,270

        Grape Production.    The following table shows GSV's net vine production by grape variety from the 1998 to 2003 harvest years and the total grape tonnage produced by GSV following each grape harvest. Information regarding the Company's 2003 harvest is not yet available, however management believes that the 2003 harvest will approximate historical per acre yields. Typically, the Company's mature vineyards yield approximately 9.5 tons per acre.

Net Production Acres Owned by GSV and Tons Produced

	Net Production Acres
Grape Variety
	1998	1999	2000	2001	2002	2003
French Colombard (1)	2,965	2,965	2,868	2,868	2,522	2,151
Ruby Cabernet (2)	941	1,089	1,089	1,089	1,089	870
Carnelian	344	344	344	344	344	344
Barbera(2)	379	379	379	379	379	215
Chenin Blanc	313	313	261	261	153	153
Merlot (3)	687	687	687	687	562	150
Chardonnay (3)	1,124	1,124	1,060	907	763	93
Zinfandel (2)(3)	1,211	1,211	836	836	645	69
Other (1)(2)	416	416	425	499	386	225

Total Net Production Acres	8,380	8,528	7,949	7,870	6,843	4,270
Total Tons Produced	84,122	67,108	84,255	76,612	69,260

(1)
371 acres of French Colombard were removed and 74 acres of Cabernet Sauvignon were grafted to Pinot Grigio beginning in February 2003 due to underperformance issues.

(2)
248 acres of Zinfandel, 219 acres of Ruby Cabernet, 164 acres of Barbara and 161 acres of Centurion located in the Fresno Vineyard were sold in December 2002 (35 acres were not developed).

(3)
670 acres of Chardonnay, 412 acres of Merlot and 328 acres of Zinfandel of the Lost Hills Vineyard were sold per a sales agreement dated August 2, 2002. The sale were effective after the 2002 harvest.

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

        In February 2003, the Company began the process of removing approximately 400 acres of underperforming vineyards resulting in a $1.0 million charge to cost of sales in the third quarter of fiscal 2003.

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

        Water Supply.    The Company's Fresno, Gravelly Ford, Mazzie, Cawelo and Monterey Vineyards benefit from deep aquifers that provide relatively inexpensive water sources. The Company irrigates these vineyards from wells located on or near these properties. The quality of the water obtained from the wells is good. During fiscal 2001, the Company was notified by the Cawelo Water District in Kern County that normal water supplies would be reduced by fifty to eighty percent. The Company has located supplemental water supplies through additional purchases made by these water districts as well as through ground water supplies. The Company believes its sources of water will be available and sufficient for the foreseeable future, but various factors such as drought or contamination could adversely affect the Company's water supply.

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

        In 1997, GSV discovered a phylloxera infestation in certain acres of the Company's vineyards in Fresno county. The Company believes that the lighter, sandy, porous soil in its Fresno, Madera and Kern County vineyards (representing 99% of the Company's planted acres), as compared to the heavier, clay-like soil in more northern regions such as Napa and Sonoma Counties, hinders the growth and spread of phylloxera. Additionally, high soil temperatures and vine vigor in the Central and Southern San Joaquin Valley mitigate root damage that can be caused by phylloxera. The grape production from the Company's phylloxera-infested acres in the 2000 through 2002 harvest did not evidence lower yields than in other, unaffected acres. Thus, the Company does not believe phylloxera will have a material adverse effect on vineyard operations and production, though there can be no assurances phylloxera will not adversely affect the Company's future harvests.

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

        The Company also experiences competition from its current and potential customers. There are an estimated 800 commercial wineries that produce and market California wine, although, according to Gomberg, Fredrikson and Associates ("Fredrikson"), a wine industry consulting firm, twelve wineries accounted for approximately 61% of California wine sales, based on total volume of California wine shipments in calendar 2002. Certain major wineries, including many of the Company's customers, grow a significant amount of the grapes they need to make wine and produce wine for their own branded labels.

        Numerous wine producers in Europe, South America, South Africa and Australia also compete with GSV by exporting their wine into the United States. Most imports are bottled wines; however, some wineries have imported bulk wine for bottling and sale in the United States. According to Fredrikson, bulk table wine imports into the United States for these purposes were approximately 3.6 million gallons in calendar 2001 and approximately 3.5 million gallons in calendar 2002.

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

Customers

        The Company provides premium bulk wine pursuant to long-term supply agreements to wineries such as Diageo, Constellation, Beringer, Trinchero, and Smith Anderson and sells wine grapes to Gallo and others pursuant to long-term grape purchase contracts. Diageo, Seagrams, Safeway, Inc., and Wines, Ltd. LLC were among the Company's private label case goods customers in fiscal 2003. The Company also provides various wine processing services for Mondavi, Constellation and Diageo, among other wineries, and brandy distillation and production for Heaven Hill. The Company sells bulk wine internationally to Les Grands Chais de France, and Zimmerman, among other wineries.

Government Regulation

        The wine industry is subject to extensive regulation by the Federal Alcohol and Tobacco Tax and Trade Bureau, various foreign agencies and state and local liquor authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising restrictions and relations with wholesalers and retailers. Expansion of the Company's existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, sales taxes or international tariffs, could materially adversely affect the financial results of the Company.

Trademarks

        The Company's trademarks include the following proprietary labels: Edgewood Estate, Monthaven Coastal, Diamond Grove, Summerfield, Weston, Cutler Creek, Butterfield Station, Belford Springs, Pacific Peak, Harbinger, Scarlet Ridge, Oak Creek, Helena Ranch, and Golden State Vintners.

Employees

        As of June 30, 2003, the Company had approximately 220 full-time equivalent employees. The Company believes that its employee relations are good. GSV also employs seasonal labor for wine processing services and other related tasks, primarily during the late summer and early fall months and contract labor through independent sources as needed for vineyard development, pruning and harvesting.

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

Much of Our Revenues Are Derived From Only a Few Customers, the Loss of Any One of Which Would Harm Our Business

        During fiscal 2003, five of our customers accounted for approximately 39% of our revenues, with Diageo and Heaven Hill accounting for approximately 14% and 10%, respectively. While some of our largest customers have entered into some form of long-term contract with us, there can be no assurance that each of these relationships will continue following the expiration of these contracts or that the volume of business we are currently conducting with such customers will continue at such levels. The loss of any one of our major customers or a significant reduction in the sales prices or volume of their business with us could have a material adverse effect on our business, financial condition and results of operations.

Loss of a Major Bulk Wine Customer Could Adversely Affect Our Operations

        Bulk wine and related services accounted for approximately 59% of our revenues in fiscal 2003. We continue to provide resources for expanding this portion of our business. Any loss of a major bulk wine customer could reduce our bulk wine revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Our Customers Inability to Pay Would Adversely Affect Our Revenues and Operating Results

        From time to time we have provided extended payment terms to certain of our customers subject to the credit risks of such customers. If one of these customers fails to pay amounts owed us, or does not pay such amounts on time, our revenue, operating results and/or liquidity would suffer.

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

Decreasing Amounts of Our Bulk Wine Revenues Are Derived From Long-Term Contracts

        We continue to experience decreasing gallons sold under long-term contracts. In fiscal 2001, approximately 11.7 million gallons were sold under long-term contracts. In fiscal 2003, only 4.1 million gallons were sold under long-term contracts. As a result of our decreasing reliance on long-term contracts, our ability to accurately predict our future revenues, required inventory levels and the volume of our business has declined. Furthermore, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variation in the demand of bulk wine and related services. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers, or with a number of smaller customers, could have a material adverse effect on our business, financial condition or results of operations.

Increased Environmental Requirements Could Adversely Affect Our Business

        Ownership of real property creates a potential for environmental liability. There is an increasing trend toward more stringent guidelines and regulation. If hazardous substances are discovered to have emanated from our properties, we could be subject to material liability arising from the remediation of such potential harm. We believe that our properties have been and continue to be in a material compliance with relevant environmental regulations. Currently, water board audits are being conducted at two of our facilities. Although results of these audits have not been finalized, excess nitrates were identified in the ground water at one of the facilities. This may require drilling a new well at an estimated cost of approximately $100,000. As environmental regulations tighten we cannot be assured our real property will continue to meet such standards.

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

Decreased Demand for Our Case Goods Could Harm Our Business

        Sales of case goods and related services accounted for approximately 27% of revenues in fiscal 2003. A significant portion of our case goods revenues consists of short-term private label case goods sales. There is generally no contractual obligation for our private label customers to deplete all produced inventories. Accordingly, alternative market possibilities would have to be identified at possibly lower sales prices or destruction of such cases could become necessary. Additionally, our higher margin proprietary case goods revenues resulted from sales of our relatively unknown proprietary brands of premium wines. We have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Any significant increase in the supply of premium wine in the California wine market that is not met by a corresponding demand could adversely affect our case goods sales. See "Recent Developments" in Management's Discussion and Analysis where we discuss the effect of reduced demand in our case goods business.

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

Vineyard Removal and Replacement Could Affect Our Financial Condition

        We currently own 4,270 acres of vineyards in a number of grape varieties. From time to time, we remove underperforming vineyards due to age, variety and/or harvest yield trends. As all of our vineyards currently carry remaining net book value, removals incurred in the near term will result in loss recognition including removal costs. The development period for newly planted vineyards can range from 3-5 years and capital requirements are substantial. Historically, we have financed vineyard plantings through issuance of debt and internally generated funds. We anticipate finalizing a long-term vineyard strategy plan within the next twelve to twenty-four months resulting in identification of vineyards for removal, replacement and/or sale. For those vineyards designated for removal and/or replacement, depreciation will be accelerated for the revised remaining useful lives of those assets. In addition, possible external and/or internal capital sources will be identified to meet vineyard development cost requirements. As a result, our vineyard strategy will likely have a material effect on our business, results of operations and our financial condition.

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

The Seasonality of Our Business Could Cause Our Stock Price to Fluctuate

        The wine grape business is extremely seasonal and we recognize the vast majority of our revenues in the first six months of our fiscal year. We are not positioned to maximize quarter-to-quarter results, and our quarterly results should not be considered indicative of those to be expected for a full year. We recorded 61% of our revenues during the first six months of our 2003 fiscal year. We have historically operated at a loss in the last two fiscal quarters due to limited sales during such quarters. Seasonality of revenues also affects our cash flow requirements. In the past, we have borrowed funds under lines of credit from late summer through the fall to finance inventory build-up during the fall crush season. We also historically borrow funds through the spring and summer to finance crop production costs through harvest. Such seasonality in revenues and borrowings may lead to significant fluctuations in our reported quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Wine production and sales are subject to extensive regulation by the Federal Alcohol and Tobacco Tax and Trade Bureau, the California Department of Alcohol Beverage Control and other state, local and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol. Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. In addition, imposition of excise or other taxes on wine could also negatively impact the wine industry by increasing wine prices for consumers. There can be no assurance that there will not be new or revised laws or regulations pertaining to the wine industry which could have a negative impact on our business.

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

Our Stock Could Be Delisted from the Nasdaq National Market

        Due to the volatility of our stock price, we could be subject to delisting from The Nasdaq National Market. To maintain the listing of our Class B Common Stock on The Nasdaq National Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share, however, if our stock price fell below that level for an extended period, we could be subject to delisting from The Nasdaq National Market. On October 14, 2002, our stock price traded at an intraday low of $1.00 and closed at $1.08. Delisting could materially affect the market price and market liquidity of our capital stock and our ability to raise necessary capital.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the high and low sales prices for the Class B Common Stock, as reported by Nasdaq, for the periods indicated.

Fiscal year ending June 30, 2003	High	Low
First Quarter	$2.65	$1.49
Second Quarter	$1.90	$1.00
Third Quarter	$2.14	$1.04
Fourth Quarter	$2.63	$1.95

Fiscal year ending June 30, 2002	High	Low
First Quarter	$8.30	$4.83
Second Quarter	$5.75	$4.50
Third Quarter	$5.69	$3.20
Fourth Quarter	$4.09	$2.73

Fiscal year ending June 30, 2001	High	Low
First Quarter	$7.13	$3.66
Second Quarter	$8.00	$6.13
Third Quarter	$8.69	$6.63
Fourth Quarter	$9.00	$7.25

        The last reported sale price of the Class B Common Stock on the Nasdaq National Market on September 26, 2003 was $2.96 per share. As of September 26, 2003, there were approximately 1,100 holders of record of the Company's Class B Common Stock.

        There is no established public trading market for the Company's Class A Common Stock. As of September 26, 2003, there were four holders of record of the Company's Class A Common Stock.

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

	Year Ended June 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of operations data:
Revenues	$107,755	$96,912	$97,935	$83,630	$80,619
Cost of sales	81,417	81,079	80,662	70,383	66,677
Gross profit	26,338	15,833	17,273	13,247	13,942
Selling, general, and administrative expenses	(8,126)	(7,756)	(10,825)	(10,985)	(10,638)
Loss on impairment of RTD assets	—	—	—	—	(8,000)
Gain on sale of vineyard assets	—	—	—	—	1,620
Write down on system costs	—	—	—	(5,663)	—
Income (loss) from operations	18,212	8,077	6,448	(3,401)	(3,076)
Interest expense	(4,522)	(3,827)	(2,955)	(4,069)	(3,537)
Income (loss) before income taxes	13,690	4,250	3,493	(7,470)	(6,613)
Net income (loss)	9,453	2,720	2,471	(4,669)	(3,994)
Redeemable preferred stock dividends	(400)	—	—	—	—
Accretion on preferred stock	(1,928)	—	—	—	—

Income (loss) available to common stockholders	7,125	2,720	2,471	(4,669)	(3,994)

Earnings (loss) per common share (1):
Basic	$.76	$.29	$.26	$(.49)	$(.42)

Diluted	$.74	$.28	$.25	$(.49)	$(.42)

Weighted average shares outstanding (1):
Basic	9,349	9,498	9,507	9,514	9,513

Diluted	9,621	9,578	9,838	9,514	9,513

	June 30,
	1999	2000	2001	2002	2003
Balance sheet data:
Working capital	$24,377	$25,999	$21,336	$14,054	$22,520
Total assets	132,041	120,648	132,119	132,814	109,748
Total long-term debt	39,250	36,102	39,792	30,039	23,470
Stockholders' equity	59,835	62,556	65,166	60,434	56,439

(1)
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

Inventories

        Bulk wine, case goods and brandy are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of the first-in, first-out method or market. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year. We review our inventory for estimated obsolescence or unmarketable inventory based upon assumptions about historical usage, future demand and market conditions. If required, the inventory is written down to estimated market value less costs to sell.

        Our bulk wine inventory at June 30, 2003 is approximately $13.8 million and substantially in excess of committed sales contracts. Although our case goods inventory quantities at June 30, 2003 are consistent with a year ago at this time, we have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Although management believes that excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property and equipment, assets held for sale and other assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to vineyards, we perform an evaluation of whether an impairment charge should be made whenever particular vineyards experience unfavorable operating results. A vineyard's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated life to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the discounted future cash flows of the vineyard is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience with yields and expected grape sales prices. Various uncertainties, including but not limited to bad weather, pests and diseases, and excess inventory levels in the industry could adversely impact the expected cash flows to be generated by a vineyard. If actual performances of the remaining vineyards are less favorable than our projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment. In fiscal 2002, we recognized an impairment reserve of approximately $1.9 million to reflect the anticipated loss on the sale of Lost Hills Vineyard. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. Also, in 2002, an impairment charge of approximately $5.6 million was recorded as the Company elected not to implement the bulk wine module of its new enterprise-wide technology platform due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module. In fiscal 2003, an impairment charge of $8.0 million was recorded as discussed more fully under "Recent Developments." In June 2002 the Company's Board of Directors approved a plan to sell certain excess assets. These assets, which include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards, are included in the accompanying financial statements as assets held for sale. We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003 as more fully discussed under "Recent Developments."

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

Recent Developments

        On September 12, 2003, we announced that our Board of Directors had approved a 1 for 5,900 reverse split of each of our shares of Class A and Class B common stock. The reverse split is intended to take us private and is subject to approval by a majority of the voting power of our outstanding common stock at our next annual meeting scheduled to be held in November 2003, with exact timing dependent on the completion and review of necessary filings by the Securities and Exchange Commission. If our stockholders approve the proposed reverse split, each stockholder owning fewer than 5,900 shares of existing Class A and Class B common stock will receive cash in the amount of $3.25 for each pre-split share of common stock held by that stockholder. Each stockholder owning more than 5,900 shares of Class A and Class B common stock, but not a number of shares evenly divisible by 5,900, will receive cash in the amount of $3.25 per pre-split share in lieu of any fractional shares resulting from the reverse split. The $3.25 per share cash consideration represents a 56.3% premium over the $2.08 closing price for our common stock on September 11, 2003, the last day of trading prior to our announcement of the proposed reverse split.

        The reverse split is subject to various conditions, including approval by our primary lenders and stockholders. It is anticipated that shares controlled directly or indirectly by our directors will be voted in favor of the transaction which together account for at least 80% of the total votes entitled to be cast.

        The transaction was unanimously recommended by a Special Committee of outside independent directors and approved by our Board of Directors. Adams, Harkness & Hill, Inc. served as financial advisor to the Special Committee and provided its fairness opinion to the Special Committee.

        If stockholders approve the reverse split, we will become a privately-held company. Accordingly, the listing of our Class B Common Stock on the NASDAQ National Market will terminate, the registration of the Class B Common Stock under the Securities Exchange Act of 1934 will terminate, and we will cease filing reports with the SEC.

        The foregoing description of the proposed reverse split transaction is not a solicitation of a proxy. We intend to promptly file preliminary proxy materials and other necessary filings with the SEC for the annual meeting of the stockholders to vote on the proposed transaction. Upon completion of the SEC's review of the preliminary proxy materials, we intend to hold our annual meeting of stockholders to vote on the necessary amendments to our Certificate of Incorporation, and will file with the SEC and mail to our stockholders definitive proxy materials. The definitive proxy materials will contain important information regarding the transaction, including, among other things, the recommendation of our Board of Directors and the Special Committee regarding the transaction. Stockholders of the company are advised to read the definitive proxy materials when made available, including the proxy statement, before making any decisions regarding the transaction. Copies of the definitive proxy materials, and any amendments or supplements thereto, will be available without charge at the SEC's website at www.sec.gov or from us when they are mailed to stockholders.

        Our core business products include serving as an outsourcer to bulk wine and spirits industry and a producer of propriety and private label case goods. To focus on core business segments and products, we have been in the process of selling assets which either had marginal operating results or were no longer considered strategic to future operations, including certain vineyards and a bulk wine and bottling facility. As described below in further detail, we have reflected an impairment charge in fiscal 2003 on the reduced ready-to-drink ("RTD") operation which provides custom bottling services for malt-based alcoholic beverages, which is not a part of our core business.

        Our ready-to-drink ("RTD") bottling unit (included in the case goods business segment) was established in the Spring of 2001 to provide custom bottling services for malt-based alcoholic beverages. This unit has not met originally anticipated profit levels due to lower than expected sales volumes and higher than expected operating expenses. Furthermore, the two largest of our three customers have terminated their contracts for bottling services during fiscal 2003. The current agreement with the third customer extends through August 2006 and was amended effective May 23, 2003 to increase the revenue rate per produced case. In addition, a termination of the agreement may be asserted by either party with 120 days notice with an effective termination date no earlier than August 31, 2004. Should we elect to terminate, we may be subject to a contract cancellation liability. As a result of our unfavorable operating results, and inability to locate new customers, assets with a net book value of $9.5 million were written down by $8.0 million in the third quarter of fiscal 2003 based on current estimated fair value of such assets supported by an outside appraisal. As of June 30, 2003, the net book value of all RTD assets totaled $2.3 million. The loss resulting from this impairment charge adversely affected our ability to satisfy certain financial convenants of our long-term debt financing arrangements as of June 30, 2003, however, waivers were subsequently obtained in August and September 2003.

        Bulk wine and case goods industry trends continue to indicate downward pressure on sales volumes and margins resulting in surplus domestic and international bulk wine and case goods inventories and a reduction in the number of long-term bulk wine sales contracts relative to previous years. Consistent with such trends, our bulk wine inventory at June 30, 2003 continues to be substantially in excess of committed sales contracts. Total cases included in our case goods inventories are consistent with June 30, 2003 a year ago at this time, however remain in excess of optimum inventory levels. Although we believe that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that we will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material. We have reduced bulk wine and case goods inventory by approximately $1.2 and $0.4 million respectively, during fiscal 2003 to write down such items to market based on our current assessment of market conditions.

        We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003. Proceeds of $11.7 million were applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain of approximately $4.3 million and will be reflected in our first quarter results for the period ended September 30, 2003.

        In February 2003, we began the process of removing approximately 400 acres of vineyards due to underperformance issues resulting in a $1.0 million charge to cost of sales in fiscal 2003.

        In December 2002, we sold 827 acres of vineyards in Fresno County at a gain of approximately $1.5 million included in gain on sale of vineyard assets. The property collateralized long-term debt and the lender required the entire proceeds of approximately $3.4 million to be applied to loan principal and to a prepayment penalty of $388,000.

        In October 2002, we sold the Lost Hills Vineyard located in Kern County. Proceeds on the sale were approximately $2.5 million of which $1.5 million was used to repay a loan with an insurance company. A $92,000 gain included in gain on sale of vineyard assets was recognized on the sale in fiscal 2003; however, an asset impairment charge of $1.9 million was included in wine grape costs of sales in fiscal 2002. This charge was partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million in fiscal 2002.

        The table below sets forth summary statement of operations data for the three fiscal years ended June 30, 2003.

Summary Statement of Operations Data
(in thousands)

	Year Ended June 30,
	2001	2002	2003
Revenues	$97,935	$83,630	$80,619
Cost of sales	80,662	70,383	66,677

Gross profit	17,273	13,247	13,942
Selling, general and administrative expenses	(10,825)	(10,985)	(10,638)
Loss on impairment of RTD assets	—	—	(8,000)
Gain on sale of vineyard assets	—	—	1,620
Write down of systems cost	—	(5,663)	—

Income (loss) from operations	6,448	(3,401)	(3,076)
Interest expense	(2,955)	(4,069)	(3,537)

Income (loss) before income taxes	3,493	(7,470)	(6,613)
Income tax benefit (expense)	(1,022)	2,801	2,619

Net income (loss)	$2,471	$(4,669)	$(3,994)

        The following table reflects summary statement of operations data shown above, expressed as a percentage of revenues:

Percentage of Revenues

	Year Ended June 30,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of sales	82.4	84.2	82.7

Gross profit	17.6	15.8	17.3
Selling, general and administrative expenses	(11.0)	(13.1)	(13.2)
Loss on impairment of RTD assets	—	—	(9.9)
Gain on sale of vineyard assets	—	—	2.0
Write down of systems cost	—	(6.8)	—

Income (loss) from operations	6.6	(4.1)	(3.8)
Interest expense	(3.0)	(4.8)	(4.4)

Income (loss) before income taxes	3.6	(8.9)	(8.2)
Income tax benefit (expense)	(1.1)	3.3	3.2

Net income (loss)	2.5	(5.6)	(5.0)

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

        The following table illustrates the seasonality of the Company's revenues, gross profit and net income (loss) for each of the four fiscal quarters of the Company's 2003 and 2002 fiscal years:

Quarterly Revenues, Gross Profit and Net Income (Loss)

	Fiscal 2003 Quarter Ended
	Sept. 30	Dec. 31	Mar. 31	June 30
	(in thousands, except per share data)
Revenues	$17,816	$31,343	$16,621	$14,839
Percent of revenues for the year ended June 30, 2003	22.1%	38.9%	20.6%	18.4%
Gross profit	$4,696	$7,433	$1,284	$529
Percent of gross profit for the year ended June 30, 2003	33.7%	53.3%	9.2%	3.8%
Net income (loss)	$810	$3,292	$(6,343)	$(1,753)
Percent of net income (loss) for the year ended June 30, 2003	20.3%	82.4%	(158.8)%	(43.9)%
Diluted earnings (loss) per common share	$0.09	$0.35	$(0.67)	$(0.19)

	Fiscal 2002 Quarter Ended
	Sept. 30	Dec. 31	Mar. 31	June 30
	(in thousands, except per share data)
Revenues	$17,399	$35,960	$16,203	$14,068
Percent of revenues for the year ended June 30, 2002	20.8%	43.0%	19.4%	16.8%
Gross profit	$2,966	$8,378	$3,061	$(1,158)
Percent of gross profit for the year ended June 30, 2002	22.4%	63.2%	23.1%	(8.7)%
Net income (loss)	$(344)	$3,047	$(165)	$(7,207)
Percent of net income (loss) for the year ended June 30, 2002	(7.4)%	65.3%	(3.5)%	(154.4)%
Diluted earnings (loss) per common share	$(0.04)	$0.31	$(0.02)	$(0.76)

        Significant year-end adjustments recorded in the fourth quarter of fiscal 2002 include the write-off of approximately $5.6 million related to the bulk wine module of the new enterprise-wide technology platform which the Company elected not to implement and an asset impairment reserve of approximately $1.9 million related to a pending sale of the Lost Hills Vineyard partially offset by a reversal of a contingent note payable to a related party of approximately $0.9 million.

Results of Operations

        The following table illustrates the Company's revenues by source for the periods indicated:

Revenues by Source
(in thousands)

	Year Ended June 30,
	2001	2002	2003
Revenues:
Bulk wine and related services	$57,384	$43,756	$47,560
Grape sales	6,810	2,363	1,410
Case goods and related services	20,258	27,722	22,089
Brandy	13,483	9,789	9,560

Total revenues	$97,935	$83,630	$80,619

        The following table illustrates the Company's revenues by source for the periods indicated, expressed as a percentage of revenues:

Percentage of Revenues by Source

	Year Ended June 30,
	2001	2002	2003
Revenues:
Bulk wine and related services	58.6%	52.3%	59.0%
Grape sales	6.9	2.8	1.7
Case goods and related services	20.7	33.2	27.4
Brandy	13.8	11.7	11.9

Total revenues	100.0%	100.0%	100.0%

International

        Approximately 15% of our revenues in fiscal 2003 were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia.

Fiscal Years Ended June 30, 2003 and 2002

  Revenues

        Total revenues for fiscal 2003 were $80.6 million, a decrease of $3.0 million or 3.6%, as compared to revenues of $83.6 million for fiscal 2002. The overall decrease in revenues is due to decreases in case goods, brandy and wine grape segments partially offset by an increase in bulk wine revenues. Revenues for fiscal 2003 were negatively impacted by a decrease in RTD production revenues of $4.2 million as partially offset by a $1.5 million termination settlement and a $0.6 million small brewers credit.

        Bulk Wine and Related Services.    For fiscal 2003, revenues from bulk wine and related services were $47.6 million, an increase of $3.8 million or 8.7%, as compared to revenues of $43.8 million in fiscal 2002. The period to period increase was a result of an increase in bulk wine contract and spot sales of approximately 5.6 million gallons or $13.6 million. Such increase was partially offset by lower average sales prices per gallon of bulk wine contract and spot sales totalling approximately $8.1 million and decreased custom bulk wine processing and storage services of approximately $2.0 million.

        Wine Grapes.    In fiscal 2003, revenues from grape sales were $1.4 million, a decrease of $1.0 million or 41.7%, as compared to revenues of $2.4 million in fiscal 2002. The decline in this segment's revenues is due to reduced volume of wine grapes sold of approximately $0.4 million. The reduction in sales of Company grown grapes is consistent with our plan to use more Company grown grapes in our operations. Resold grape volume decreases totalling approximately $0.5 million and declining prices totalling approximately $0.2 million also contributed to reduced revenues.

        Case Goods and Related Services.    For fiscal 2002, revenues from case goods and related services were $22.1 million, a decrease of $5.6 million or 20.2%, as compared to revenues of $27.7 million in fiscal 2002. The period to period decrease was a result of decreased RTD production revenues of $4.2 million net of approximately $1.5 million on a termination settlement with the largest of our RTD customers to buy out the remaining contract production requirement. In addition, we recognized approximately $0.6 million of income from a small brewers excise tax credit. Also, partially offsetting the decrease were higher average sales prices per case for non-RTD product totalling approximately $4.2 million at lower non-RTD product case sales volume of $5.7 million.

        Brandy.    For fiscal 2003, revenues from the sale of brandy and grape spirits were $9.6 million, a decrease of $0.2 million or 2.0%, as compared to revenues of $9.8 million in fiscal 2002. The period to period decrease in brandy revenue was due to reduced contracted prices with an effect of approximately $0.8 million partially offset by increased proof gallons sold of $0.6 million.

  Cost of Sales.

        For fiscal 2003, total cost of sales was $66.7 million, a decrease of $3.7 million or 5.3%, from $70.4 million for fiscal 2002. As a percentage of revenues, cost of sales for fiscal 2003 was 82.7%, a decrease from 84.2% for fiscal 2002. The decrease in cost of sales on a percentage of revenue basis was a result of reduced production volume at our American Canyon case goods and RTD facilities and adjustments to reduce bulk and case inventory to estimated market value. In addition, in February 2003, we began the process of removing approximately 400 acres of vineyards due to underperformance issues resulting in a $1.0 million charge to cost of sales. Such increases were partially offset by reduced bulk wine and brandy cost of sales as a percentage of revenues due to reduced grape component costs.

  Gross Profit

        In fiscal 2003, we realized gross profit of $13.9 million, an increase of $0.7 million or 5.3%, as compared to $13.2 million in fiscal 2002. As a percentage of revenues, gross profit for fiscal 2003 was 17.3%, an increase from 15.8% in fiscal 2002, for reasons discussed above under "Cost of Sales."

  Loss on Impairment of RTD Assets

        As a result of our unfavorable operating results and inability to locate new customers, assets with a net book value of $9.5 million were written down by $8.0 million in the third quarter of fiscal 2003 based on current estimated fair value of such assets supported by an outside appraisal. See "Recent Developments."

  Gain on Sale of Vineyard Assets

        In December 2002, escrow closed on the sale of 827 acres of vineyards located in Fresno County. Proceeds on the sale were approximately $3.4 million with a gain on the sale of approximately $1.6 million.

  Selling, General and Administrative Expenses

        For fiscal 2003, selling, general and administrative expenses were $10.6 million, a decrease of $0.4 million or 3.6%, from $11.0 million in fiscal 2002. The period to period decrease was due principally to decreased general and administrative payroll and related expenses partially offset by increased sales and marketing costs and bad debt expense.

  Interest Expense

        For fiscal 2003, interest expense was $3.5 million, a decrease of $0.6 million or 14.6%, as compared to interest expense of $4.1 million in fiscal 2002. The period to period decrease resulted from decreased average borrowings on our line of credit and long-term debt at lower overall interest rates. Prepayment penalties of $388,000 and $363,000 in fiscal 2003 and 2002, respectively, were incurred due to lender requirement to pay down long-term debt with proceeds on sale of certain land and vineyards. We did not capitalize any interest in fiscal 2003. Interest capitalized in fiscal 2002 was approximately $0.3 million.

  Income Taxes.

        The effective tax rate of our income tax benefit was 39.6% and 37.5% for fiscal 2003 and fiscal 2002 respectively. The increase in the rate is due to the effect of the manufacturer's investment tax credit. The income tax benefit effective rate for fiscal 2003 was primarily the result of an increase in manufacturer's investment tax credits available for future years.

  Net Loss

        For fiscal 2003, net loss was $4.0 million, a decrease of $0.7 million, as compared to net loss of $4.7 million in fiscal 2002. Net loss for fiscal 2003 was impacted by factors covered above.

  Loss Per Share

        For fiscal 2003, diluted loss per share was $0.42 compared to diluted loss per share of $0.49 for fiscal 2002.

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

  Liquidity and Capital Resources

        Our working capital position at June 30, 2003 was $22.5 million, compared to $14.1 million at June 30, 2002. The increase in working capital is due to increased cash flows from operations and proceeds from fiscal 2003 vineyard sales partially offset by debt payments from proceeds from vineyard sales. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in

November, during our second fiscal quarter. The revolving line of credit balance was $5.8 million at June 30, 2003 and $14.5 million at June 30, 2002. Unused availability under the line of credit was $12.2 million at June 30, 2003. On September 18, 2003, we renewed the revolving bank line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 milion from April 1, 2004 through June 30, 2004 and $14.0 million thereafter. The line expires on October 5, 2004. Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. We were out of compliance as of June 30, 2003 with certain financial covenants. We received waivers on events of non-compliance of such covenants in August and September 2003, as well as an amendment to our loan agreement with an insurance company to modify a financial covenant effective for each quarter beginning September 30, 2003.

        Net cash provided by operating activities for fiscal 2003 was $12.3 million, compared to net cash used in operations of $1.3 million for fiscal 2002. The increase in cash provided by operations resulted from a reduction in net losses and inventories relative to the prior year.

        We have classified a bulk wine facility, a warehouse, a tasting room and certain vineyards with a net book value of $9.4 million as assets held for sale at June 30, 2003. Proceeds from the sale of these assets will be used for operating purposes and/or debt reduction. We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003. Proceeds of $11.7 million from the St. Helena sale were applied to the loan principal ($10.6 million) and a prepayment penalty ($1.1 million). Escrow closed on an agreement to sell the Lost Hills Vineyard in October 2002 and a vineyard in Fresno County in December 2002. These vineyards served as collateral for notes payable to insurance companies. The buyer assumed a $1.5 million note in the Lost Hills Vineyard sale and proceeds from the Fresno County sale were applied to the loan principal ($3.0 million) and a prepayment penalty ($0.4 million).

        Capital expenditures for fiscal 2003 were $1.8 million, compared to $10.2 million in fiscal 2002. We have funded these expenditures in 2003 from our working capital line. We refinanced certain expenditures under a $2.7 million capital lease in September 2002 and intend to finance future major capital expenditures through long-term financing arrangements. We believe that cash flows from operations and the line of credit are sufficient to cover operating needs for the year.

        The following table reflects scheduled maturities of contractual obligations including principal maturities on long-term debt and future minimum payments on capital lease obligations and noncancellable operating leases with terms of one year or more. Unconditional purchase obligations include grape purchase contracts and equipment and cooperage purchase commitments.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$16,260,275	$3,097,959	13,162,316	$—	$—
Capital Lease Obligations	15,280,060	3,629,348	6,687,783	4,332,685	630,244
Operating Leases	7,635,433	1,482,363	2,339,408	2,026,361	1,787,301
Unconditional Purchase Obligations	37,223,814	19,019,141	15,008,392	2,895,656	300,625

Total Contractual Cash Obligations	$76,399,582	$27,228,811	$37,197,899	$9,254,702	$2,718,170

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at June 30, 2003, and estimates the balances of such debt in future periods assuming no additional debt will be obtained or required. This analysis does not, therefore, constitute in any way our forward plan and should not be used by investors as such ($ millions):

	June 30,
	2003	2004	2005	2006	2007
Bank line of credit and long-term debt:
Variable Rate:
Average Outstanding*	$13.9	$14.1	$13.7	$13.3	12.8
Weighted average rate per period	3.0%	6.7%	6.8%	6.9%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$31.9	$24.3	$18.9	$4.6	$2.6
Weighted average rate per period	8.1%	8.1%	8.2%	6.9%	6.9%
Fixed Rate-Pro Forma(1):
Average Outstanding	$31.9	$18.6	$7.8	$4.6	$2.6
Weighted average rate per period	8.1%	7.6%	6.8%	6.9%	6.9%

*
Based on current anticipated cash flow, we believe that our bank line of credit (including anticipated renewals) will be periodically used to fund operations in our peak season.

(1)
In July 2003, the Company sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. Total proceeds of $11.7 million were applied to an insurance company loan principal ($10.6 million) and a prepayment penalty ($1.1 million). The proforma column reflects remaining long-term debt after application of the sales proceeds to the insurance company note.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For fiscal 2003, the average outstanding balance under this line was approximately $11.4 million, with a weighted average interest rate of approximately 2.9%.

        We financed capital expenditures for our American Canyon facility under a seven-year variable rate $2.7 million capital lease in September 2002. The lease bears interest at 2.13% over LIBOR. At June 30, 2003, the balance on our variable rate capital lease was $2.5 million and carried a weighted average interest rate of 3.9%.

        At June 30, 2003, the balance on our fixed rate long-term debt was $27.0 million and carried a weighted average interest rate of approximately 8.2%. The weighted average interest rate for fiscal 2003 for all our debt was approximately 6.9%.

        For strategic reasons, we enter into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and related pronouncements, these contracts qualify as normal sales and purchases contracts, under which we expect to take physical delivery. Of our four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most of our products is wine grapes. We enter into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. We currently have several contracts to purchase grapes at costs anticipated to exceed market for the 2003 crush. We are in the process of renegotiating such contracts but no assurance can be given that such efforts will be successful. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contains annual harvest market price adjustment clauses, including individual harvest year minimum pricing. For fiscal 2003, or the 2002 harvest year, we did not adjust wine grape purchase contracts upward against contract minimum prices following the harvest.

        A certain portion of our annual wine and brandy production is committed under sales contracts. We maintain a certain amount of uncommitted product inventory to meet customer demand. Bulk wine sold under long-term contracts decreased from 11.7 million gallons in fiscal 2001 to 10.0 million gallons in fiscal 2002. At June 30, 2003, our reported inventory value of bulk wine and brandy was approximately $16.3 million, of which approximately $7.6 million, or 47%, is committed to sales contracts. Uncommitted inventory of approximately $8.7 million, or 53% is reserved for future case goods sales and for spot market bulk wine sales. We generally match preproduction contractual sales with contracted material supply agreements and will continue to maintain certain uncommitted inventory.

Item 8.    Financial Statements and Supplementary Data.

        See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with or submitted to the SEC. There have been no significant changes in our internal or other factors that could significantly affect these controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2003.

Item 11.    Executive Compensation.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2003.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2003.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after June 30, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Documents filed as part of this Report:

    (1)
    Index to Consolidated Financial Statements:
    (2)
    Index to Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	63
    (3)
    (a)   Exhibits:

         (b)  Reports on Form 8-K:

    On May 22, 2003, Golden State Vintners, Inc. furnished a report on Form 8-K relating to its financial information for the quarter ended March 31, 2003 as presented in a press release of May 16, 2003.

Exhibit Number	Description of Document
2.1	Stock Purchase Agreement dated as of April 27, 1995 by and among the Registrant, Golden State Vintners and certain shareholders of Golden State Vintners filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
2.2	Vineyard Purchase Agreement dated May 16, 1995 between the Registrant and The Grape Group, Inc. filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
3.2	Bylaws of the Registrant filed as Exhibit B to the Company's Proxy Statement for an Annual Meeting of Stockholders filed September 28, 2000 and incorporated by reference herein.
4.1	Form of Class B Common Stock Certificate of the Registrant filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
4.2	Registration Rights Agreement dated as of April 27, 1995 by and among the Registrant and certain holders of the Registrant's Common Stock filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

4.3	Registration Rights Agreement dated October 10, 1996 by and among the Registrant and certain holders of the Registrant's Common Stock filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.1	1996 Stock Option Plan ("1996 Stock Plan") of the Registrant filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.2	Form of Incentive Stock Option Agreement under the 1996 Stock Plan filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.3	Form of Nonqualified Stock Option Agreement under the 1996 Stock Plan filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.4	Form of Indemnification Agreement between the Registrant and its officers and directors filed as Exhibit B to the Company's Proxy Statement for an Annual Meeting of Stockholders, filed June 8, 2000, and incorporated by reference herein.
10.5	Employment Agreement dated as of April 27, 1995 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.6	Securities Purchase Agreement dated April 21, 1995 among the Registrant, Golden State Vintners and John Hancock Mutual Life Insurance Company ("John Hancock"), as amended, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.7	First Mortgage Note Due April 1, 2005 issued by Golden State Vintners in favor of John Hancock in the principal amount of $35,000,000.00 filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.8	Continuing Corporate Guaranty dated April 27, 1995 entered into by the Registrant in favor of John Hancock filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.9	Security Agreement dated as of April 21, 1995 entered into by Golden State Vintners in favor of John Hancock filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.10	Intercreditor Agreement dated as of April 21, 1995 among Golden State Vintners, John Hancock and Sanwa Bank California ("Sanwa"), as amended, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.11	Continuing Guaranty dated as of April 21, 1998 between the Registrant and Sanwa filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.12	Management Agreement dated May 31, 1997 between the Registrant and Forrest Binkley & Brown Partners L.P. filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.

10.13	1998 Director Stock Option Plan (the "Director Plan") filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.14	Stock Option Agreement dated as of December 31, 1997 between the Registrant and Jeffrey B. O'Neill filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.15	Employment Agreement dated as of January 1, 1998 between the Registrant and Jeffrey B. O'Neill, filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.16	Form of Stock Option Agreement under the Director Plan filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.17	Promissory Note dated September 30, 1986 between the Registrant, as assignee of original maker, The Grape Group and The Prudential Insurance Company of America filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
10.18	Credit Agreement dated as of July 5, 2000 between Sanwa and the Registrant filed as Exhibit 10.21 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated by reference herein.
10.19	First Amendment to Credit Agreement dated as of June 21, 2001 between Sanwa and the Registrant filed as Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated by reference herein.
10.23	Credit Agreement dated as of July 19, 2002 between Bank of the West and the Registrant.
10.24	Standard Industrial/Commercial Multi-Tenant Lease Agreement dated as of September 6, 2002 between SDG/Commerce 201, LLC and the Registrant.
21.1	Subsidiaries of the Registrant filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-51443) and incorporated by reference herein.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on page 49).
31.1	Certification of Jeffrey O'Neill, Chief Executive Officer
31.2	Certification of John Kelleher, Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
33.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
of Golden State Vintners, Inc.

        We have audited the accompanying consolidated balance sheets of Golden State Vintners, Inc. and subsidiaries as of June 30, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the supplementary financial schedule listed in the Index at Item 14(a)(2). These financial statements and the supplementary financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden State Vintners, Inc. and subsidiaries at June 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Fresno, California
September 23, 2003

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$58,803	$69,438
Trade and other receivables—net	9,823,353	10,541,553
Inventories	33,976,506	27,096,673
Refundable income taxes	1,067,277	668,080
Deferred income taxes	—	1,968,870
Prepaid expenses and other current assets	253,296	297,256

Total current assets	45,179,235	40,641,870
PROPERTY, PLANT AND EQUIPMENT—Net	69,935,293	58,200,879
ASSETS HELD FOR SALE	16,216,437	9,443,761
OTHER ASSETS	1,482,701	1,461,419

TOTAL ASSETS	$132,813,666	$109,747,929

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$14,500,000	$5,800,000
Cash management liability	977,895	415,844
Accounts payable	6,904,334	4,578,137
Payable to growers	181,722	—
Payroll and related liabilities	917,926	1,144,699
Accrued interest	409,925	217,236
Other accrued liabilities	520,538	3,919
Deferred income taxes	204,457	—
Current portion of long-term debt	6,508,277	5,961,866

Total current liabilities	31,125,074	18,121,701
LONG-TERM DEBT	30,039,089	23,469,797
DEFERRED COMPENSATION	732,917	871,101
DEFERRED INCOME TAXES	10,483,079	10,846,078
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS' EQUITY:
Common stock:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 issued and outstanding at June 30, 2002 and 2003, respectively	43,425	43,425
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,343 issued at June 30, 2002 and 2003, respectively	51,924	51,924
Additional paid-in capital	45,058,028	45,058,028
Retained earnings	15,425,792	11,431,537

Total common stock, paid-in capital and retained earnings	60,579,169	56,584,914
Treasury stock 21,884 shares at June 30, 2002 and 2003, respectively	(145,662)	(145,662)

Total stockholders' equity	60,433,507	56,439,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$132,813,666	$109,747,929

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2001	2002	2003
REVENUES, net:
Bulk wine	$57,383,986	$43,756,531	$47,560,372
Wine grapes	6,810,530	2,363,571	1,409,565
Case goods	20,257,658	27,721,741	22,089,013
Brandy and spirits	13,483,096	9,788,637	9,559,785

Total revenues	97,935,270	83,630,480	80,618,735
COST OF SALES	80,661,946	70,383,055	66,676,660

GROSS PROFIT	17,273,324	13,247,425	13,942,075
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(10,825,432)	(10,985,144)	(10,637,816)
LOSS ON IMPAIRMENT OF RTD ASSETS	—	—	(8,000,000)
GAIN ON SALE OF VINEYARD ASSETS	—	—	1,619,877
WRITE DOWN OF SYSTEM COSTS	—	(5,663,199)	—

INCOME (LOSS) FROM OPERATIONS	6,447,892	(3,400,918)	(3,075,864)
INTEREST EXPENSE	(2,955,362)	(4,068,838)	(3,537,391)

INCOME (LOSS) BEFORE INCOME TAXES	3,492,530	(7,469,756)	(6,613,255)
INCOME TAX BENEFIT (EXPENSE)	(1,022,000)	2,801,000	2,619,000

NET INCOME (LOSS)	$2,470,530	$(4,668,756)	$(3,994,255)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.26	$(0.49)	$(0.42)

DILUTED	$0.25	$(0.49)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	9,506,583	9,514,247	9,512,987

DILUTED	9,838,179	9,514,247	9,512,987

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Class A	Class B				Total
BALANCE, JUNE 30, 2000	$43,425	$51,558	$44,836,541	$17,624,018	$—	$62,555,542
Treasury stock purchases	—	—	—	—	(81,662)	(81,662)
Stock option exercises	—	339	161,906	—	—	162,245
Tax benefit of stock option exercises	—	—	39,692	—	—	39,692
Employee stock awards	—	27	19,889	—	—	19,916
Net income	—	—	—	2,470,530	—	2,470,530

BALANCE, JUNE 30, 2001	43,425	51,924	45,058,028	20,094,548	(81,662)	65,166,263
Treasury stock purchases	—	—	—	—	(64,000)	(64,000)
Net loss	—	—	—	(4,668,756)	—	(4,668,756)

BALANCE, JUNE 30, 2002	43,425	51,924	45,058,028	15,425,792	(145,662)	60,433,507
Net loss	—	—	—	(3,994,255)	—	(3,994,255)

BALANCE, JUNE 30, 2003	$43,425	$51,924	$45,058,028	$11,431,537	$(145,662)	$56,439,252

See notes to consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2001	2002	2003
OPERATING ACTIVITIES:
Net income (loss)	$2,470,530	$(4,668,756)	$(3,994,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,066,845	6,935,382	7,149,697
Provision for doubtful accounts	50,000	100,000	230,000
Loss on impairment of RTD assets	—	—	8,000,000
Write down of system costs	—	5,663,199	—
Loss (gain) on disposal of assets	948,842	(560,960)	(697,404)
Impairment of long-term asset	—	1,903,618	—
Reversal of contingent liability on unsecured loan due to related party	—	(925,233)	—
Employee stock award	19,916	—	—
Change in cash surrender value of life insurance policies	5,509	164,419	(39,678)
Change in market value of deferred compensation	(4,744)	(79,445)	72,644
Deferred income taxes	654,047	(2,975,930)	(1,810,328)
Changes in operating assets and liabilities:
Trade and other receivables	(2,650,894)	118,773	(948,200)
Inventories	2,701,101	(8,579,669)	6,950,409
Prepaid expenses and other current assets	341,896	159,387	(43,960)
Refundable income taxes	567,954	824,342	399,197
Accounts payable	2,720,982	1,219,992	(2,326,197)
Payable to growers	(165,470)	(13,093)	(181,722)
Payroll and related liabilities	808,745	(851,998)	226,773
Accrued interest	(435,584)	22,393	(192,689)
Other accrued liabilities	297,975	(394,294)	(516,619)
Deferred compensation	153,999	663,107	65,540

Net cash provided by (used in) operating activities	15,551,649	(1,274,766)	12,343,208

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,281,183)	(10,193,754)	(1,745,015)
Proceeds from sale of property, plant and equipment	—	3,522,804	5,889,868
Purchase of life insurance policies	(650,000)	(650,000)	—
Refund (payment) of deposits	7,551	(156,520)	(2,320)

Net cash provided by (used in) investing activities	(19,923,632)	(7,477,470)	4,142,533

FINANCING ACTIVITIES:
Borrowings on line of credit	38,200,000	44,000,000	27,404,000
Payments on line of credit	(38,200,000)	(29,500,000)	(36,104,000)
Cash management liability increase (decrease)	—	977,895	(562,051)
Proceeds from lease financing	8,000,000	—	2,750,000
Payments on long-term debt	(3,259,337)	(7,091,363)	(9,963,055)
Proceeds from stock option exercises	162,245	—	—
Purchase of treasury stock	(81,662)	(64,000)	—

Net cash provided by (used in) financing activities	4,821,246	8,322,532	(16,475,106)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	449,263	(429,704)	10,635
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	39,244	488,507	58,803

CASH AND EQUIVALENTS, END OF PERIOD	$488,507	$58,803	$69,438

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

  Fair Value of Financial Instruments

        The fair value of certain financial instruments, including cash, receivables, accounts payable, and other accrued liabilities, approximate the amounts recorded in the balance sheet because of the relatively short-term maturities of these financial instruments. The fair value of bank, insurance company, and other long-term financing at June 30, 2003 approximate the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments.

  Cash Equivalents

        For purposes of reporting cash flows, the Company considers cash equivalents to include all short-term investments with an original maturity of three months or less.

  Trade Receivables

        Most accounts receivable are due from wine distributors and major wineries located principally in California, however, at June 30, 2003, receivable balances of approximately $0.7, $0.7 and $0.6 million, respectively were due from three international customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its sales. Trade and other receivables at June 30, 2002 and 2003 are net of an allowance for doubtful accounts of approximately $409,000 and $438,000, respectively.

  Inventories

        Bulk wine, case goods, and brandy are stated at the lower of average cost or net realizable value. Inventories of supplies are stated at the lower of first-in, first-out (FIFO) cost or replacement cost. Costs associated with the current year's unharvested grape crop are deferred and recognized in the subsequent year when the grapes are harvested. Wine inventories are classified as current assets in accordance with recognized trade practice although some products will not be sold in the following year.

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

  Long-Lived Assets

        The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale of a particular asset, or independent appraisals. See Notes 4 and 5 for impairments recognized in 2002 and 2003.

  Deferred Compensation and Company Owned Life Insurance

        The Company has purchased life insurance policies to cover its obligations under deferred compensation plans for officers, key employees and directors. Cash surrender values, included in other assets, of these policies are adjusted for fluctuations in the market value of underlying instruments. The cash surrender value is adjusted each reporting period and any gain or loss is included in selling, general and administrative expense. Market value declines (increases) resulted in losses (gains) of $5,509, $164,419 and $(39,678) in fiscal 2001, 2002 and 2003, respectively. Employee deferred compensation liabilities are also adjusted to market value each reporting period. Market value declines (increases) resulted in gains (losses) of $4,744, $79,445 and $(72,644) in fiscal 2001, 2002 and 2003, respectively.

  Deferred Financing Costs

        Financing costs incurred to obtain new financing are deferred and amortized over the term of the related loan. At June 30, 2002 and 2003, such costs included in other assets were $174,020 and $110,740, respectively, which were net of accumulated amortization of $458,780 and $522,060, respectively.

  Cash Management Liability

        Under the Company's cash management program, checks issued by the Company and not yet presented for payment frequently result in overdraft balances for accounting purposes.

        The Company accounts for stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and recognizes compensation expense for certain stock-based awards granted to employees as required by APB 25. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), became effective in fiscal year 1997 and requires disclosure of certain pro forma information as if the Company had adopted the fair value method of accounting for stock-based compensation prescribed by FAS 123.

  Stock Options

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

	2001	2002	2003
Expected life	5.0	4.9	5.0
Risk free interest rate	5.5%	4.3%	2.8%
Expected volatility	70%	69%	83%
Dividends	None	None	None

        The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Proforma net income for the years ended June 30, 2001 would have been $651,426 less than net income as reported and the net loss for the years ended June 30, 2002 and 2003 would have been $472,007 and $358,832 greater than reported if the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards. Proforma earnings (loss) per share for the year ended June 30, 2001, 2002 and 2003 would have been as follows: basic—$0.19, $(0.54) and $(0.38), and diluted—$0.18, $(0.54) and $(0.38), respectively.

  Treasury Stock

        On November 8, 2000, the Board of Directors of the Company approved the purchase of up to 1,000,000 shares of its outstanding Class B Common Stock. Through June 30, 2003, the Company has

purchased 21,884 shares for $145,662. As of June 2002, the Board of Directors suspended additional purchases until further notice.

  Revenue Recognition

        Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return in the contract. In certain cases the contract requirements specify that the Company store such product after it has been sold and require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery to the customer. Wine processing and storage fees are recognized as those services are provided. Revenues relating to product held and stored by the Company after it has been sold totalled approximately $47,909,000, $39,780,000 and $31,035,000 in the years ended June 30, 2001, 2002 and 2003, respectively. At June 30, 2002 and 2003, accounts receivable included approximately $363,000 and $1,181,000 respectively, pertaining to product sales in which the products were stored by the Company at such dates.

  Major Customers

        The Company's brandy sales are primarily to one customer. Such sales, together with bulk wine and case goods sales to such customer, accounted for approximately 14%, 12% and 11% of total revenues in the years ended June 30, 2001, 2002 and 2003, respectively. In addition, a bulk wine customer accounted for approximately 13%, 17% and 9% of total revenues in the years ended June 30, 2001, 2002 and 2003, respectively.

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

        Basic and fully diluted earnings (loss) per share ("EPS") are determined as follows:

	Year Ended June 30,
	2001	2002	2003
Basic EPS Computation
Numerator:
Net income (loss)	$2,470,530	$(4,668,756)	$(3,994,255)

Denominator:
Weighted average common shares	9,506,583	9,514,247	9,512,987

Basic EPS	$.26	$(.49)	$(.42)

Diluted EPS Computation
Numerator:
Income (loss) available to common stockholders and assumed conversions	$2,470,530	$(4,668,756)	$(3,994,255)

Denominator:
Weighted average common shares outstanding	9,506,583	9,514,247	9,512,987
Stock options	331,596	—	—

Adjusted weighted average common shares	9,838,179	9,514,247	9,512,987

Diluted EPS	$.25	$(.49)	$(.42)

        Options to purchase approximately 758,000, 1,139,000 and 1,776,000 shares of common stock at various prices per share were outstanding at June 30, 2001, 2002 and 2003, respectively, but were not included in diluted EPS computations because the exercise prices were greater than the average market price for Class B common stock for the periods then ended.

  New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN 45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies the recognition of certain liabilities that the guarantor is required to recognize. The provisions related to the disclosure requirements of this interpretation are effective for financial statements of periods ending after December 31, 2002. The provisions related to recognition and measurement are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46") Consolidation of Variable Interest Entities. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment; however it is not aware of any variable interest entity that it may be required to consolidate."

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

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This standard amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

        In 2003 the FASB issued SFAS Nos. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities and 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 149 clarifies financial reporting and accounting for certain derivative instruments embedded in other contracts and clarifies the normal purchases and sales exemption of derivative instruments. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments, including mandatorily redeemable shares, obligations to repurchase equity shares or obligations which require the issuance of shares for settlement. These statements are effective for the fiscal year beginning July 1, 2003. Management has not determined the impact, if any, of these statements on the Company's consolidated financial position, results of operations or cash flows.

  Reclassifications

        Certain amounts in the accompanying 2001 and 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

3.    INVENTORIES

        Inventories consist of the following:

	June 30,
	2002	2003
Bulk wine	$18,186,742	$13,836,749
Cased and bottled wine	7,340,769	6,052,324
Brandy	1,713,118	2,421,954
Supplies and other	834,568	1,047,465
Unharvested crop costs	5,901,309	3,738,181

Total	$33,976,506	$27,096,673

4.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	June 30,
	2002	2003
Land and improvements	$10,747,099	$10,215,218
Vineyards	14,517,882	13,054,130
Buildings	9,040,357	10,210,652
Cooperage	22,938,059	24,987,306
Equipment	35,779,485	34,091,156
Construction in progress	3,958,163	483,183

Total	96,981,045	93,041,645
Less accumulated depreciation and amortization	27,045,752	34,840,766

Property, plant and equipment—net	$69,935,293	$58,200,879

        The ready-to-drink ("RTD") bottling unit (included in the case goods business segment) was established in the Spring of 2001 to provide custom bottling services for malt-based alcoholic beverages. This unit has not met originally anticipated profit levels due to lower than expected sales volumes and higher than expected operating expenses. Furthermore, the two largest of the Company's three customers have terminated their contracts for bottling services during fiscal 2003. The current agreement with the third customer extends through August 2006 and was amended effective May 23, 2003 to increase the revenue rate per produced case. In addition, a termination of the agreement may be asserted by either party with 120 days notice with an effective termination date no earlier than August 31, 2004. Should the Company elect to terminate the agreement, the Company may be subject to a contract cancellation liability. As a result of the Company's unfavorable operating results, and inability to locate new customers, assets with a net book value of $9.5 million were written down by $8.0 million in fiscal 2003 based on current estimated fair value of such assets supported by outside appraisal. As of June 30, 2003, the net book value of all RTD assets totaled $2.3 million.

        In February 2003, the Company began the process of removing approximately 400 acres of vineyards due to underperformance issues resulting in a $1.0 million charge to cost of sales in fiscal 2003. In January 2002, we implemented all of the modules of a new enterprise-wide technology platform with the exception of the bulk wine module. Due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module, the Company elected not to implement the bulk wine module. Accordingly, in fiscal 2002 the Company wrote off approximately $5.6 million of such costs.

        For the years ended June 30, 2001, 2002 and 2003, the Company capitalized approximately $512,000, $292,000 and $0, respectively, of interest primarily related to software development costs and plant equipment and vineyards under development included in construction in progress. In the Company's 2002 and 2003 fiscal years, the Company removed approximately 340 and 400 acres of underperforming vineyards, respectively, from production (representing approximately five and six percent of the Company's total vineyard assets, respectively), resulting in a $0.8 and $1.0 million charge, respectively, to wine grape cost of sales.

        In addition, in the Spring of 2002 the Company sold approximately 700 acres of vineyards located in Fresno County realizing a gain of approximately $1.0 million included in gain on sale of vineyard assets. The proceeds from the sale of approximately $3.1 million were deposited in an escrow account as required by the debt agreement for the benefit of the lender since the property collateralized long-term debt. In September 2002, the proceeds of $3.1 million were used to pay debt and a prepayment penalty of $363,000.

5.    ASSETS HELD FOR SALE

        In June 2002, the Company's Board of Directors approved a plan to sell certain excess assets. Such assets include a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards. After operations started at the new American Canyon facility in December 2001, the bulk wine and bottling facility and the other warehouse facility were no longer necessary for custom crushing, bottling or storage. Assets classified as held for sale are not subject to depreciation. Had these assets not been held for sale, net loss for fiscal 2003 would have been approximately $544,000 greater than net loss as reported if such depreciation was required.

        In October 2002, we sold the Lost Hills Vineyard located in Kern County. Proceeds on the sale were approximately $2.5 million of which $1.5 million was used to repay a loan with an insurance company. A $92,000 gain was recognized on the sale in fiscal 2003; however, an asset impairment charge of $1.9 million was included in wine grape cost of sales in fiscal 2002.

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

        Assets held for sale consists of the following:

	June 30
	2002	2003
Land and improvements	$4,696,782	$3,073,355
Vineyards (net of a $1.9 million impairment charge in 2002)	6,390,510	254,136
Buildings	3,817,240	3,879,658
Cooperage	3,292,777	951,484
Equipment	6,044,928	3,795,086

Total	24,242,237	11,953,719
Less accumulated depreciation and amortization	8,025,800	2,509,958

Assets held for sale—net	$16,216,437	$9,443,761

        The Company sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003 which will be recorded in the first quarter of fiscal 2004.

6.    BANK LINE OF CREDIT AND LONG-TERM DEBT

        On July 19, 2002, the Company renewed and increased its revolving line of credit to provide $22.0 million through February 5, 2003 and $18 million thereafter with variable interest based on interest rate options elected by the Company. On September 18, 2003, the Company renewed its revolving line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 million from April 1, 2004 through June 30, 2004 and $14.0 million thereafter with variable interest based on interest rate options elected by the Company. The balance outstanding under the line was $5.8 and $14.5 million at June 30, 2003 and 2002, respectively. The line expires on October 5, 2004. Management intends and expects to renew the line at that time.

        Long-term debt is as follows:

	June 30,
	2002	2003	Proforma(1)
			(Unaudited)
Insurance company Senior Secured First Mortgage Notes, principal and interest at 8.99% payable $370,000 monthly, balance of $14,336,952 due April 1, 2005	$21,913,908	$16,260,275	$5,683,008
Insurance company note payable	1,724,156	—	—
Capital lease obligations and other loans, weighted average interest at 6.4% (See Note 10)	12,909,302	13,171,388	13,171,388

Total	36,547,366	29,431,663	18,854,396
Less current portion	(6,508,277)	(5,961,866)	(6,866,812)

Long-term portion	$30,039,089	$23,469,797	$11,987,584

(1)
In July 2003, the Company sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. Total proceeds of $11.7 million were applied to an insurance company loan principal ($10.6 million) and a prepayment penalty ($1.1 million). The proforma column reflects remaining long-term debt after application of the sales proceeds to the insurance company note.

        Substantially all of the Company's assets are pledged as collateral for revolving bank loans and long-term debt. The insurance company loan agreement, as amended, and bank credit agreements include various financial covenants which require that the Company maintain certain specified financial ratios and restrict the amount of capital expenditures, additional indebtedness and certain investments. Further, dividends may not be declared and paid without prior approval. The Company was not in compliance with cash flow minimum requirements of its bank credit agreement as of June 30, 2003, but a waiver was subsequently obtained in August 2003. In addition, the Company was not in compliance with the fixed charge coverage requirement of its insurance company loan agreement as of June 30, 2003, but a waiver was subsequently obtained in September 2003 as well as an amendment to the loan agreement regarding this covenant effective for each quarter beginning September 30, 2003.

        In September 2002, the Company entered into a $2.7 million, 7-year capital lease agreement to finance expenditures incurred in construction of the bottling line and warehouse improvement for its American Canyon facility. In June, 2001, the Company entered into a master lease agreement with a bank to finance up to $8 million of bottling and processing equipment. During 1998, the Company entered into a master leasing agreement with a bank to finance up to $11 million of cooperage and processing equipment. The leases are collateralized by the property and require monthly principal and interest payments. As of June 30, 2003, the cumulative amount of property financed and capitalized totaled approximately $16.6 million.

        Effective October 22, 2002, escrow closed on the sale of the Lost Hills Vineyard which served as collateral for the note payable to an insurance company. The related principal balance outstanding of $1.5 million was repaid from the proceeds of the sale.

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

        Scheduled annual maturities of long-term debt, including capital leases, as of June 30, 2003 are as follows:

		Proforma(1)
		(Unaudited)
2004	$5,961,866	$6,866,812
2005	15,968,253	4,486,040
2006	2,888,509	2,888,509
2007	2,217,555	2,217,555
2008	1,784,368	1,784,368
Thereafter	611,112	611,112

Total	$29,431,663	$18,854,396

7.    INCOME TAXES

       The components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2001	2002	2003
Current:
Federal	$283,160	$266,007	$(810,265)
State	84,794	(91,077)	1,594

	367,954	174,930	(808,671)
Deferred:
Federal	823,748	(2,512,651)	(972,456)
State	(213,385)	(614,295)	(837,873)

	610,363	(3,126,946)	(1,810,329)
Change in valuation allowance	43,683	151,016	—

	$1,022,000	$(2,801,000)	$(2,619,000)

        The Company recognized tax benefits related to stock option exercises in the amount of $39,692 for the year ended June 30, 2001. These benefits were recorded as a decrease to income taxes payable and an increase in paid-in-capital. There were no stock option exercises in the years ended June 30, 2002 or 2003.

        The Company's income tax provision differs from the amount determined by applying the statutory federal income tax (benefit) rate, due to the following:

	Year Ended June 30,
	2001	2002	2003
Federal statutory tax rate	35.00%	(35.00)%	(35.00)%
Permanent items	(3.28)	.75	2.09
State income taxes, net of federal effect	(1.60)	(4.91)	(8.35)
Change in valuation allowance	1.25	.01	—
Other	(2.07)	1.65	1.66

	29.30%	(37.50)%	(39.60)%

        Deferred income tax assets and liabilities consist of the following:

	June 30,
	2002	2003
Current assets (liabilities):
Inventory costing	$(1,626,704)	$(1,171,797)
State franchise taxes	6,435	(155,894)
Capitalized interest	299,881	(316,356)
Reserves	743,519	3,607,219
Allowance for doubtful accounts	175,105	187,569
Property taxes	—	(443,876)
Benefits	115,095	206,112
Other	82,212	55,893

Total	$(204,457)	$1,968,870

Long-term assets (liabilities):
Purchase accounting	$(3,449,560)	$(2,908,612)
Accelerated depreciation	(11,308,876)	(10,907,304)
Deferred compensation	313,982	327,794
State franchise taxes	115,591	33,858
Operating loss carryforwards	1,487,289	224,339
Tax credit carryforwards	2,867,567	2,898,599
Other	36,427	31,029
Valuation allowance	(545,499)	(545,781)

Total	$(10,483,079)	$(10,846,078)

        At June 30, 2003, the Company has federal and state alternative minimum tax ("AMT") credit carryforwards of approximately $1,616,000 and $315,000, respectively, that may be used for an indefinite period. At June 30, 2003, the Company has state net operating loss carryforwards of $2,538,000 expiring in 2014. In addition, the Company has a state manufacturers tax credit of approximately $974,000 which expires as follows:

2008	$58,000
2009	578,000
2010	176,000
2011	162,000

Total	$974,000

8.    SHAREHOLDERS' EQUITY

  Common Stock

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

  Stock Option Plans

        The Company's 1996 Stock Option Plan covers 1,893,925 shares of Class B Common Stock. The Plan provides for the grant of incentive and nonstatutory stock options to officers, key employees and others, at prices not less than fair value. Options granted generally become exercisable 25% annually and expire after 10 years.

        In April 1998, the Company adopted the 1998 Director Stock Option Plan (the "Plan"), which covers 448,000 shares of Class B Common Stock. Under the terms of the Plan, options may be granted to non-employee members of the Company's Board of Directors at prices not less than fair market value (as defined), are fully vested after one year and expire ten years after issuance. The Plan also provides for annual grants of options to purchase 10,005 shares of common stock on May 1 of each year commencing May 1, 1999 to each non-employee director who has remained in continuous service.

        A summary stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Right/Option
Outstanding at June 30, 2000	1,670,771	$8.21
Granted at market value ($3.63 weighted average fair value per option)	111,800	$5.90
Exercised	(33,900)	$4.79
Terminated	(177,650)	$10.12

Outstanding at June 30, 2001	1,571,021	$7.90

Granted at market value ($3.02 weighted average fair value per option)	532,075	$5.01
Granted at greater than market value ($3.23 weighted average fair value per option)	150,000	$6.35
Terminated	(303,278)	$4.91

Outstanding at June 30, 2002	1,949,818	$7.45
Granted at market value ($1.41 weighted average fair value per option)	70,035	$2.10
Terminated	(234,262)	$4.59

Outstanding at June 30, 2003	1,785,591	$7.62

Exercisable at June 30, 2003	1,396,831	$8.39

Available for grant at June 30, 2003	960,564

The following table summarizes information about stock options outstanding at June 30, 2003.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/03	Weighted Average Exercise Price
$1.50 to $7.63	1,100,452	5.8 years	$4.85	711,692	$4.84
$12.07 to $12.08	685,139	4.5	$12.07	685,139	$12.07

$1.50 to $12.08	1,785,591	5.3	$7.62	1,396,831	$8.39

9.    RETIREMENT PLANS

        The Company's 401(k) plan, established in 1996, provides retirement benefits to full-time employees that meet certain eligibility requirements. Under the 401(k) plan, employees may elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company may elect to make an annual discretionary contribution to the Plan of up to 25% of each participant's eligible compensation, subject to certain limitations. Participants' voluntary contributions and Company contributions to the Plan vest immediately. The Company also contributes to a winery workers' retirement plan which provides retirement benefits for union employees. In the event of withdrawal or plan termination the Company could be liable for its proportionate share of a plan's unfunded vested benefits. The information required to determine the amount of this contingent obligation is not available. Retirement plan costs charged to operations were $107,503, $120,806 and $98,175 for the years ended June 30, 2001, 2002 and 2003, respectively.

        The Company has a deferred compensation plan for officers, key employees and directors that enables participants to defer portions of their current compensation.

10.    LEASES

        The Company leases cooperage, equipment and real estate under both capital and operating lease arrangements. Future minimum payments by fiscal year and in aggregate under such capital leases and noncancellable operating leases with terms of one year or more consist of the following at June 30, 2003:

	Capital Leases	Operating Leases
2004	$3,629,348	$1,482,363
2005	3,391,563	1,239,547
2006	3,296,220	1,099,861
2007	2,447,122	1,049,976
2008	1,885,563	976,385
Thereafter	630,244	1,787,301

Total minimum lease payments	15,280,060	$7,635,433

Amount representing interest	2,108,672

Net present value of minimum lease payments	13,171,388
Less current maturities	2,863,907

	$10,307,481

        The following is a summary of cost and accumulated amortization on capitalized cooperage and equipment leases:

	June 30,
	2002	2003
Cooperage	$8,453,990	$8,562,373
Equipment	18,236,165	12,717,715
Less accumulated amortization	(4,026,063)	(4,652,068)

	$22,664,092	$16,628,020

        Rent expense totaled $1,024,198, $1,883,842 and $1,592,856 for the years ended June 30, 2001, 2002 and 2003, respectively.

11.    BUSINESS SEGMENT INFORMATION

        The Company's chief decision makers evaluate performance based on the gross profit of the following four segments: bulk wine, wine grapes, case goods and brandy. The bulk wine segment includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes production of proprietary and private label bottled wine, alcoholic beverages and custom bottling and storage services and providing custom bottling services for malt-based alcoholic beverages. The Company's brandy segment includes production of brandy and spirits and brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

        Segment information as of June 30, 2002 and 2003 and for the years ended June 30, 2001, 2002 and 2003 is as follows:

	Year Ended June 30,
	2001	2002	2003
Revenues, net:
Bulk wine	$57,383,986	$43,756,531	$47,560,372
Wine grapes	6,810,530	2,363,571	1,409,565
Case goods	20,257,658	27,721,741	22,089,013
Brandy	13,483,096	9,788,637	9,559,785

Total revenues, net	97,935,270	83,630,480	80,618,735
Cost of Sales:
Bulk wine	43,870,080	32,722,420	35,229,083
Wine grapes	6,163,036	2,930,301	2,337,346
Case goods	20,136,443	26,762,124	21,886,525
Brandy	10,492,387	7,968,210	7,223,706

Total cost of sales	80,661,946	70,383,055	66,676,660
Gross Profit:
Bulk wine	13,513,906	11,034,111	12,331,289
Wine grapes	647,494	(566,730)	(927,781)
Case goods	121,215	959,617	202,488
Brandy	2,990,709	1,820,427	2,336,079

Total gross profit	$17,273,324	$13,247,425	$13,942,075

Capital Expenditures:
Bulk wine	$2,432,810	$3,189,506	$691,050
Wine grapes	104,188	772,107	185,145
Case goods	10,325,086	3,272,280	767,736
Brandy	323,312	893,054	67,311
Corporate	6,120,612	2,378,333	131,125

Total	$19,306,008	$10,505,279	$1,842,367

Depreciation and amortization:
Bulk wine	$5,242,010	$4,167,058	$4,341,217
Wine grapes	420,950	135,456	136,592
Case goods	516,217	1,569,942	1,647,356
Brandy	561,903	528,332	617,711
Corporate	325,765	534,594	406,821

Total	$7,066,845	$6,935,382	$7,149,697

	June 30
	2002	2003
Total Assets:
Bulk wine	$61,987,663	$56,000,097
Wine grapes	26,230,246	17,600,646
Case goods	31,466,893	21,512,177
Brandy	8,039,213	7,843,074
Corporate	5,089,651	6,791,935

Total	$132,813,666	$109,747,929

        The net book value of assets held for sale as of June 30, 2002 and 2003 are included in the following business segments:

	June 30,
	2002	2003
Bulk wine	$7,993,941	$6,459,103
Wine grapes	4,621,210	275,656
Case goods	3,601,286	2,709,002

	$16,216,437	$9,443,761

        Revenues derived from five of our customers accounted for 44%, 49% and 39% in 2001, 2002 and 2003, respectively. Revenues from Constellation and Diageo accounting for approximately 14% and 11%, respectively in 2003.

        International sales are 15%, 16% and 15% of revenues in 2001, 2002 and 2003, respectively, and represent the export of bulk wine and case goods to Canada, Europe and Asia. The Company has no assets in foreign locations.

12.    COMMITMENTS AND CONTINGENCIES

  Grape Purchase Commitments

        The Company enters into grape purchase and bulk wine sales contracts in the normal course of business. Contracted prices to be paid for grapes are fixed or fluctuate with prevailing market prices at the time of purchase based on contract terms. Bulk wine sales contracts are generally at fixed prices. Future grape contract obligations by year consist of the following at June 30, 2003:

2004	$18,531,531
2005	8,676,946
2006	6,331,446
2007	2,151,781
2008	743,875
Thereafter	300,625

Total	$36,736,204

  Equipment and Cooperage Purchase Commitments

        As of June 30, 2003, the Company had entered into contracts aggregating approximately $488,000 for the purchase of processing equipment and cooperage.

  Legal Proceedings

        The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, the results of its operations or its cash flows.

13.    SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

	Year Ended June 30,
	2001	2002	2003
Interest paid	$3,558,109	$3,549,334	$3,702,108
Income taxes refunded	(200,000)	(649,413)	(1,206,560)
Property acquired under capital lease	24,825	311,525	97,352

14.    SUBSEQUENT EVENTS

        On September 12, 2003, the Company announced that its Board of Directors had approved a 1 for 5,900 reverse split of each of the Company's shares of Class A and Class B common stock. The reverse split is intended to take the Company private and is subject to approval by a majority of the voting power of the Company's outstanding common stock at the Company's next annual meeting scheduled to be held in November 2003, with exact timing dependent on the completion and review of necessary filings by the Securities and Exchange Commission. If the Company's stockholders approve the proposed reverse split, each stockholder owning fewer than 5,900 shares of existing Class A and Class B common stock will receive cash in the amount of $3.25 for each pre-split share of common stock held by that stockholder. Each stockholder owning more than 5,900 shares of Class A and Class B common stock, but not a number of shares evenly divisible by 5,900, will receive cash in the amount of $3.25 per share cash consideration represents a 56.3% premium over the $2.08 closing price for the Company's common stock on September 11, 2003, the last day of trading prior to its announcement.

        The reverse split is subject to various conditions, including approval by the Company's primary lenders and its stockholders.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STATE VINTNERS, INC.
By:	/s/ JOHN G. KELLEHER John G. Kelleher Chief Financial Officer September 29, 2003

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

Name	Title	Date

/s/ JEFFREY B. O'NEILL Jeffrey B. O'Neill	Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2003
/s/ JOHN G. KELLEHER John G. Kelleher	Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)	September 29, 2003
/s/ JEFFREY J. BROWN Jeffrey J. Brown	Chairman of the Board, Assistant Secretary and Director	September 29, 2003
/s/ NICHOLAS B. BINKLEY Nicholas B. Binkley	Director	September 29, 2003

/s/ LAWRENCE R. BUCHALTER Lawrence R. Buchalter	Director	September 29, 2003
/s/ DAVID GALE David Gale	Director	September 29, 2003
/s/ PAUL M. GINSBURG Paul M. Ginsburg	Director	September 29, 2003
/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	September 29, 2003
Jean-Michel Valette	Director	September , 2003

Item 14(a)(2)

GOLDEN STATE VINTNERS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year ended June 30, 2001:
Allowance for uncollectible accounts	$957	$50	$(505)	$502
Year ended June 30, 2002:
Allowance for uncollectible accounts	502	100	(193)	409
Year ended June 30, 2003:
Allowance for uncollectible accounts	409	230	(201)	438

(1)
Represents write-offs of receivable amounts, net of recoveries.

QuickLinks

PART I
Fiscal 2003 Revenues (dollars in millions)
Production at The Company's Winemaking Facilities
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