Form 10-K/A
period 2003-06-30
GOLDEN STATE VINTNERS INC
filed 2003-10-29
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        The Registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended June 30, 2003 to (i) revise Items 10, 11, 12, 13 and 14 to include information that was originally intended to be incorporated by reference to the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders and (ii) to correct typographical errors included in Part I—Risk Factors, Item 7—Critical Accounting Policies and the Independent Auditors' Report. No other items or exhibits in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003 are amended.

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

RISK FACTORS

        In evaluating the Company, its business, operations and financial position, the following risk factors should be carefully considered, in addition to the other information contained in this Form 10-K/A. The following factors, among others, could affect the Company's actual future operating results and could cause such results to differ from the results discussed elsewhere in this Form 10-K/A.

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

Inability to Sell Our Inventory Would Harm Our Business

        Due to continued surplus domestic and international bulk wine and case goods inventories and a reduction in the number of our long-term bulk wine sales contracts compared to previous years, our bulk wine inventory is substantially in excess of committed sales contracts. In addition, our case goods inventories, including private label inventories, have remained at higher than optimal quantities over the past year. There can be no assurance that we will be able to sell this excess inventory on the spot market at prices at or above our carrying value. As a result, we may experience losses on the disposition of this inventory which would have an adverse affect on the results of our operations.

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

Significant Accounting Policies

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 15 of this Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to its revenue recognition policy, the collectibility of accounts receivable, the valuation of inventories, and the valuation of its long-lived assets and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from our estimates.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

Name	Age	Position
Jeffrey J. Brown(1)	42	Chairman of the Board of Directors, Assistant Secretary and Director
Jeffrey B. O'Neill	46	Chief Executive Officer and Director
Nicholas B. Binkley	57	Director
Lawrence R. Buchalter(2)	44	Director
David Gale	54	Director
Paul M. Ginsburg(2)	59	Director
W. Scott Hedrick(1)	58	Director
Jean-Michel Valette(2)	43	Director

(1)
Member of the Compensation Committee

(2)
Member of the Audit Committee

        Jeffrey J. Brown has been a director of the Company since April 1995 and has served as Chairman of the Board and Assistant Secretary since October 1996. Since June 1993, Mr. Brown has been an executive officer and director of Forrest Binkley & Brown Venture Co. ("Venture Co."), the general partner of Forrest Binkley & Brown L.P. ("FBB") and the managing partner of SBIC Partners. Prior to the formation of FBB in June 1993, Mr. Brown was a Senior Vice President of BankAmerica Venture Capital Corporation, a position he held from April 1992 to May 1993. He currently serves on the boards of directors of a number of private companies.

        Jeffrey B. O'Neill has been a director of the Company since April 1995 and has served as the Company's Chief Executive Officer since January 2000. From October 1996 to January 2000 and from May 2002 to present, Mr. O'Neill has served as President and Chief Executive Officer. From July to October of 1996, Mr. O'Neill served as Executive Vice President of the Company. Mr. O'Neill joined the predecessor to the Company in 1981 as a grape buyer and has held a number of executive positions with the Company's predecessor entities, including as the President and Chief Executive Officer of the Company since 1996. He currently serves on the boards of directors of a number of private companies.

        Nicholas B. Binkley has been a director of the Company since October 1996. Since June 1993, Mr. Binkley has been an executive officer and director of Venture Co. Prior to the formation of FBB, Mr. Binkley was Vice Chairman of the board of directors of BankAmerica Corporation, a position he held from April 1992 through May 1993. He currently serves on the boards of directors of a number of private companies.

        Lawrence R. Buchalter has been a director of the Company since February 2001. Mr. Buchalter recently retired as a partner and managing director of Goldman Sachs, where his most recent roles included managing the firms high-yield debt new issue business, managing all e-Commerce initiatives for the Fixed Income, Currency and Commodities Division, and starting and serving as CEO for BondBook, LLC, an industry initiative to create an anonymous exchange for the bond market. Prior to Goldman Sachs, Buchalter served in various engineering roles at DuPont and ITT Corporation. Mr. Buchalter serves on the boards of directors of a number of private companies.

        David Gale has been a director of the Company since September 2002. Mr. Gale has served as President of Delta Dividend Group, Inc., a firm that invests primarily for its own account in preferred stocks and corporate bonds, since 1992. In addition, Mr. Gale serves on the boards of directors of

Preferred Income Fund, Preferred Income Opportunity Fund and F&C/Claymere Preferred Securities Income Fund.

        Paul M. Ginsburg has been a director of the Company since May 2002. Mr. Ginsburg most recently served as Executive VP, Strategic Planning and Business Development of Kendall-Jackson Wine Estates, where he was responsible for all of the company's merger, acquisition, investment and commercial banking activities. Prior to that, he served as Senior VP, International of Kendall Jackson, where he oversaw sales and operations outside of the US including distributor relations and winery and vineyard development. Mr. Ginsburg was also a partner at the law firm of Shartsis, Friese, and Ginsburg, where he focused on federal, state and international taxation. Mr. Ginsburg currently serves on the boards of numerous organizations including The National Public Radio Foundation, Stanford Law School Board of Visitors and the Dean's Strategic Council, Henry's Fork Foundation, and KRCB Public Television and Radio and the boards of directors of a number of private companies.

        W. Scott Hedrick has been a director of the Company since April 1998. Since 1979, Mr. Hedrick has served as a general partner of InterWest Partners, a venture capital firm that he co-founded. Mr. Hedrick also serves on the boards of directors of Office Depot, Inc., as well as a number of private companies.

        Jean-Michel Valette has been a director of the Company since April 2001. Mr. Valette is currently an independent advisor to branded consumer companies and most recently served as President and Chief Executive Officer of Franciscan Estates, Inc., the Fine Wine Division of Constellation Brands, Inc. Previously, he was a managing director of Hambrecht & Quist LLC, where he founded and led Hambrecht & Quist's Branded Consumer practice. Before joining H&Q, Valette co-founded a London-based investment and consulting firm, and also was a consultant with The Boston Consulting Group in Munich. Mr. Valette currently serves on the boards of directors of Boston Beer Co. Inc., Select Comfort, Inc. and Peet's Coffee & Tea, Inc. as well as a number of private companies.

        None of the directors was convicted in a criminal proceeding in the past five years (excluding traffic violations or similar misdemeanors) nor was a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a fining of any violation of federal or state securities laws. Each director is a United States citizen.

EXECUTIVE OFFICERS

        The executive officers and key employees of the Company are as follows:

Name	Age	Position
Jeffrey B. O'Neill	46	Chief Executive Officer, President and Director
John G. Kelleher	45	Chief Financial Officer and Secretary
Jon M. Powell	47	Vice President, Operations
Michael B. Drobnick	47	Vice President, Bulk Sales
Jay L. Essa	60	Sales and Marketing Manager, National Brands

        John G. Kelleher joined the Company in January 2001 as Chief Financial Officer and Secretary. He was most recently Chief Financial Officer of Cucina Holdings, a privately held manufacturer and retailer of specialty coffee and related food products.

        Michael B. Drobnick joined the Company in 1985 and has served as Vice President, Bulk Sales since January 1996. Prior to joining the Company, Mr. Drobnick held various sales management positions with different wine distributors.

        Jon M. Powell joined the Company in July 2000 as Vice President, Operations. Mr. Powell has general management responsibility for the Company's six California production facilities. Mr. Powell's prior experience includes seven years as Production Manager at Sutter Home Winery and twelve years in various production management roles at E&J Gallo Winery, the Seagram Company and the bottling operations at Anheuser-Busch.

        Jay Essa joined the Company in August 2001 as Vice President, Sales and Marketing and in 2003 was appointed Sales and Marketing Manager, National Brands. Mr. Essa served as Vice President International Marketing and Western Division Manager for Palm Bay Imports. Prior experience also includes executive positions at Geerling & Wade, Inc. and E & J Gallo Winery.

        Officers serve at the discretion of the Board. Mr. O'Neill is married to the sister of Mr. Drobnick. There are no other family relationships among any of the directors or executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act ("Section 16") requires the Company's executive officers, directors and beneficial owners of more than 10% of the Company's common stock (collectively, "Insiders") to file reports of ownership and changes in ownership of Common Stock of the Company with the Commission and to furnish the Company with copies of all Section 16(a) forms they file. The Company became subject to Section 16 in conjunction with the registration of its common stock under the Exchange Act effective July 21, 1998.

        A Form 5 disclosing the sale of 500 shares of the Company's Class B Common Stock by Mr. O'Neill pursuant to his Rule 10b5-1 Sales Plan was filed in February 2003, after the required filing dates for such form. Based solely on its review of the copies of such forms received by it, the Company believes that its insiders have otherwise complied with all applicable filing requirements during fiscal 2003.

Item 11.    Executive Compensation.

EXECUTIVE COMPENSATION

        The following table sets forth for the Company's 2001, 2002 and 2003 fiscal years, a summary of compensation awarded to, earned by, or paid to, the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers who were serving as of June 30, 2003 (the "Named Executive Officers").

Summary Compensation Table

	Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Securities Underlying Options/SARs	All Other Compensation(1)	Total Compensation
Jeffrey B. O'Neill Chief Executive Officer and President	2003 2002 2001	$350,012 350,012 350,012		$99,125 16,667 147,000	— 150,000 —	$41,361 41,533 443,583(2)	$490,498 408,212 940,595
John G. Kelleher Chief Financial Officer	2003 2002 2001	$175,000 175,000 77,404		$60,000 — 35,000	— 30,000 25,000	$9,540 9,450 4,154	$244,540 184,450 116,558
Jon M. Powell Vice President Operations	2003 2002 2001	$190,084 188,769 168,231	$	— — 75,000	— 30,000 25,000	$9,594 9,576 8,654	$199,678 198,345 251,885
Michael B. Drobnick Vice President Bulk Sales	2003 2002 2001	$140,000 140,000 140,000		$50,000 — 50,000	— 25,000 —	$1,793 3,762 3,783	$191,793 143,762 193,783
Jay L. Essa Sales and Marketing Manager, National Brands	2003 2002	$150,000 129,808	$	— —	— 40,000	$13,635 11,244	$163,635 141,052

(1)
Consists of interest payment on promissory note, disability insurance premiums, moving expenses, and/or car expenses paid by the Company and the proportionate value of Mr. O'Neill's life insurance policy the Company has agreed to assign to Mr. O'Neill's family trust.

(2)
Includes interest payment on promissory note paid to Mr. O'Neill of $382,704 in fiscal 2001.

Option/SAR Grants in Last Fiscal Year

        The following table sets forth certain information regarding stock options granted during the Company's 2003 fiscal year to the Named Executive Officers. No stock appreciation rights were granted to such persons during the Company's 2003 fiscal year.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)(1)	Expiration Date	5%	10%
Jeffrey B. O'Neill	—	—	—	—	—	—
John G. Kelleher	—	—	—	—	—	—
Jon M. Powell	—	—	—	—	—	—
Michael B. Drobnick	—	—	—	—	—	—
Jay L. Essa	—	—	—	—	—	—

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table sets forth information regarding each exercise of stock options during the Company's 2003 fiscal year, and the number and value of unexercised stock options held by each Named Executive Officer as of the same date. The closing price of the Common Stock on June 30, 2003, the last trading day of the Company's 2003 fiscal year, was $2.10 per share based on the NASDAQ closing price.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)	Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)
Name	Shares Acquired on Exercise(#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Jeffrey B. O'Neill	—	—	1,049,680 / 112,500	— / —
John G. Kelleher	—	—	20,000 / 35,000	— / —
Jon M. Powell	—	—	20,000 / 35,000	— / —
Michael B. Drobnick	—	—	22,950 / 18,750	— / —
Jay L. Essa	—	—	10,000 / 40,000	— / —

Key Man Life Insurance

        The Company, through Golden State Vintners, currently maintains a life insurance policy in the amount of $10 million on the life of Mr. O'Neill. The Company has agreed to assign a $2 million portion of this policy to Mr. O'Neill's family trust.

Employment Agreements with Executive Officers

        From April 27, 1995 until December 31, 1997, Mr. O'Neill served as President and Chief Executive Officer of the Company pursuant to an employment agreement dated as of April 27, 1995 (the "Old Agreement"), which provided him with an annual salary of not less than $300,000, subject to annual increases, and an annual bonus based on a sliding scale of EBITDA (as defined in the Old Agreement). Effective as of January 1, 1998, the Company and Mr. O'Neill entered into a new employment agreement (the "New Employment Agreement"), which provides for Mr. O'Neill to serve as President and Chief Executive Officer of the Company on the terms and subject to the conditions set forth therein. Under the New Employment Agreement, Mr. O'Neill receives annual compensation of $350,000, a bonus to be paid in the discretion of the Board and the reimbursement of certain expenses. The New Employment Agreement also provides for the payment of severance to Mr. O'Neill equal to two years of his base compensation and for the acceleration of any options then held by Mr. O'Neill if his employment is terminated for certain reasons, including any termination of his employment within six months of a "Change in Control." The New Employment Agreement defines a Change in Control to include the sale by the Company of all or substantially all of its capital stock or assets or the consummation of any transaction or series of related transactions, including any merger, reorganization or recapitalization, in which any person or group acquires beneficial ownership of more than 50% of the outstanding capital stock of the Company. The term of the New Employment Agreement expired June 30, 2001 and is currently in the process of renewal.

        On June 23, 2000, the Company entered into an employment agreement with Jon M. Powell to serve as Vice President, Operations. The initial term of this agreement was from July 17, 2000 to July 16, 2001 and is automatically extended for additional one-year terms unless earlier terminated or suspended. Under this agreement, Mr. Powell receives an annual base salary of $180,000, a one-time stock option grant to purchase 25,000 shares of the Company's Class B Common Stock based on certain vesting criteria and a monthly car allowance. In addition, Mr. Powell will be eligible to receive an annual incentive bonus targeted at 35% of his base annual salary.

        On November 14, 2000, the Company entered into an employment agreement with John G. Kelleher to serve as Chief Financial Officer. Under this agreement, Mr. Kelleher receives an annual base salary of $175,000 annually, a one-time stock option grant to purchase 25,000 shares of the Company's Class B Common Stock based on certain vesting criteria and a monthly car allowance. In addition, Mr. Kelleher will be eligible to receive an annual incentive bonus targeted at 35% of his base salary.

        On July 18, 2001, the Company entered into an employment agreement with Jay Essa to serve as Vice President, Sales and Marketing. Under this agreement, Mr. Essa receives an annual base salary of $150,000 annually, a one-time stock option grant to purchase 25,000 shares of the Company's Class B Common Stock based on certain vesting criteria and a monthly car allowance. In addition, Mr. Essa will be eligible to receive an annual incentive bonus at targeted at 35% of his base salary.

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

        At the 1999 Annual Meeting of Stockholders, the Company's stockholders approved a form of indemnification agreement to be entered into between the Company, its directors and, certain of its officers and other agents. The indemnification agreement attempts to provide the Company's directors and certain officers and agents the maximum indemnification allowed under applicable law and under the Company's Certificate of Incorporation. The indemnification agreement expands the scope of indemnification provided by Section 145 of the Delaware Law.

        There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought, nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

COMPENSATION COMMITTEE REPORT ON COMPENSATION OF EXECUTIVE OFFICERS

        The Compensation Committee met once during the Company's 2003 fiscal year. Executive compensation for the Company's 2003 fiscal year was paid pursuant to employment agreements previously approved by the Board and pursuant to the Company's existing policies. The general policies of the Compensation Committee are set forth below.

        General.    The Compensation Committee of the Board (the "Committee") administers the Company's executive compensation program. The Committee is composed entirely of directors who are not employees of the Company or a parent or subsidiary of the Company.

        The objective of the Company's executive compensation program is to develop and maintain executive reward programs which (i) contribute to the enhancement of stockholder value, (ii) are competitive with the pay practices of other industry-leading companies and (iii) attract, motivate and retain key executives who are critical to the long-term success of the Company. As discussed below, the Company's executive compensation program consists of both fixed (base salary) and variable (incentive) compensation elements. Variable compensation consists of annual cash incentives and stock option grants under the Company's 1996 Stock Option Plan. These elements are designed to operate on an integrated basis and together comprise total compensation value.

        Base Salary.    Base salary levels for the Company's executives are established to compensate executives for their level of responsibility and management skills.

        Annual Cash Incentives.    The annual cash incentive, typically paid as a bonus, is designed to provide a short-term (one-year) incentive. The Company does not adhere to any firmly established formulas for the award of annual cash incentives. Rather, incentive awards are based on the achievement of corporate and individual performance for the year, including subjective factors. The Summary Compensation Table shows annual cash incentives paid to the Named Executive Officers, including the Chief Executive Officer during the Company's 2001, 2002 and 2003 fiscal years.

        Stock Options.    Stock options are designed to provide long-term incentives and rewards tied to the price of the Common Stock. Given the fluctuations of the stock market, stock price performance and financial performance are not always consistent. The Committee believes that stock options, which provide value to participants only when the Company's stockholders benefit from stock price appreciation, are an important component of the Company's executive compensation program. The number of options or shares of stock currently held by an executive is not a factor in determining individual grants, and the

Committee has not established any target level of ownership of the Common Stock by its executives. However, retention of shares by executives is encouraged.

        The Company does not adhere to any firmly established formulas for the issuance of options. The Summary Compensation Table shows the options granted to the Named Executive Officers during the Company's 2001, 2002 and 2003 fiscal years.

        In accordance with the provisions of the Plans, the exercise price of all options granted was equal to the market value of the underlying Common Stock on the date of grant. Accordingly, the value of these grants to the officers is dependent solely upon the future growth and share value of the Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the Company's fiscal 2003, Mr. Brown served on the Company's Compensation Committee. Mr. Brown is an executive officer and director of Venture Co., the general partner of FBB.

        No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

BOARD MEETINGS AND COMPENSATION

        The Board met four times during the Company's 2003 fiscal year. During fiscal 2003, each director attended at least 75 percent of the aggregate of (1) the total number of Board meetings, and (2) the total number of meetings of any Board committee on which each director served.

        For the Company's 2000 fiscal year and thereafter, each of the Company's outside directors received a director's fee of $12,500, plus reimbursement for certain out-of-pocket expenses. Beginning in the second quarter of fiscal 2003, audit committee members receive an additional fee of $12,500 per year.

        In April 1998, options were granted to all of the then-current outside directors to purchase 74,975 shares of Class B Common Stock at an exercise price of $12.08 under the 1998 Director Stock Option Plan.

        Under the 1998 Director Stock Option Plan, each of the Company's non-employee directors receives annual options to purchase 10,005 shares of the Company's Class B Common Stock at an exercise price up and to the closing NASDAQ sale price on the date of the grant. The annual options are typically made on May 1 of each year, beginning in 1999. Each non-employee director has received options for 1999 through 2003 if they served as directors during the relevant fiscal year.

        In October 1996, and as amended in May 1997, an affiliate of Messrs. Brown and Binkley entered into a management agreement with the Company, which called for the annual payment of $125,000 to such affiliate for management services rendered to the Company. The management agreement terminated effective June 30, 2002. See "Certain Relationships and Related Transactions."

PERFORMANCE GRAPH

        The line graph below compares the cumulative total return to holders of the Class B Common Stock in the period from July 22, 1998 (the date on which trading in the Company's Class B Common Stock commenced on The NASDAQ National Market) to June 30, 2003, with the cumulative total return in the same period on (i) The NASDAQ Stock Market Index (U.S.) and (ii) a peer group index comprised of nine companies whose returns have been weighted based on market capitalization as of the beginning of each period for which a return is indicated: Brown-Forman Corporation, The Robert Mondavi Corp., Constellation Brands, Inc., The Chalone Wine Group, Ltd., Scheid Vineyards, Inc., and Willamette Valley Vineyards, Inc. The graph assumes an investment of $100.00 on July 22, 1998 in the Company and in two comparison indices. "Total return," for purposes of the graph, assumes reinvestment of all dividends.

        The information contained in the performance graph shall not be deemed to be "soliciting materials" or to be "filed" with the Commission, nor shall such information be incorporated by reference into any of the Company's existing shelf registrations or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GOLDEN STATE VINTNERS, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND A PEER GROUP

GOLDEN ST VINTNERS INC

	Cumulative Total Return
	7/98	6/99	6/00	6/01	6/02	6/03
GOLDEN STATE VINTNERS, INC.	100.00	36.03	24.26	47.65	16.06	12.35
NASDAQ STOCK MARKET (U.S.)	100.00	138.12	204.22	111.00	75.61	83.95
PEER GROUP	100.00	106.99	92.75	123.11	150.17	158.06

*
100 invested on 7/22/98 in stock or index—including reinvestment of dividends. Fiscal year ending June 30.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of September 25, 2003 respecting the beneficial ownership of the Class A Common Stock and the Class B Common Stock, the Company's only classes of voting securities, by (i) all persons known by the Company to own more than five percent of either the Class A Common Stock or the Class B Common Stock, (ii) each director, director-nominee, and the "Named Executive Officers" and (iii) all directors and executive officers as a group.

        Except as may be noted in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number of Class A Shares	Percentage of Class A Shares	Number of Class B Shares	Percentage of Class B Shares	Percentage of Shares Beneficially Owned(1)
SBIC Partners, L.P 201 Main Street, Suite 2302 Fort Worth, TX 76102	3,000,000	63.8%	—	—	27.6%
Jeffrey B. O'Neill 607 Airpark Road Napa, CA 94558	1,269,603(2)	27.0%	746,039(3)	12.1%	18.6%
Scott J. Seligman Revocable Living Trust One Towne Square, Suite 1913 Southfield, MI 48076	—	—	1,229,600	20.0%	11.3%
John Hancock Financial Services, Inc. P.O. Box 111 Boston, MA 02117	—	—	658,595	10.7%	6.1%
Exeter 10 East 53rd Street New York, NY 10022	435,757	9.3%	—	—	4.0%
David Solomon, Trustee 109 North Post Oak Lane, Suite 2000 Houston, TX 77024	—	—	417,500	6.8%	3.8%
FMR Corp 82 Devonshire Street Boston, MA 02109	—	—	379,000	6.2%	3.5%
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	—	—	294,485	4.8%	2.7%
Jeffrey J. Brown(5)(6)	—	—	47,519	*	*
Nicholas B. Binkley(5)(6)	—	—	47,519	*	*
W. Scott Hedrick(7)	—	—	70,013	1.1%	*
Jean-Michel Valette(8)	—	—	20,060	*	*
Lawrence R. Buchalter(9)	—	—	20,010	*	*
David Gale(10)	—	—	118,805	1.9%	1.1%
John G. Kelleher(11)	—	—	20,000	*	*
Jon M. Powell(12)	—	—	26,250	*	*
Michael B. Drobnick(13)	—	—	22,960	*	*
Jay L. Essa(14)	—	—	10,000	*	*
All Directors and Named Executive Officers as a group (11 persons) (15)	4,269,603	90.7%	1,149,175	18.7%	49.9%

*
Represents beneficial ownership of less than 1% of the outstanding voting power of all shares of Common Stock.

(1)
Percent ownership is based on 9,512,987 shares of Common Stock outstanding, 1,346,446 shares of Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003, and does not take into account the relative voting power of shares of Class A Common Stock (ten votes per share) and Class B Common Stock (one vote per share).

(2)
Includes 906,771 shares of Class A Common Stock owned by Mr. O'Neill and 362,832 shares of Class A Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(3)
Includes 21,691 shares of Class B Common Stock owned by Mr. O'Neill and 724,348 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within sixty days of September 25, 2003.

(5)
Jeffrey J. Brown and Nicholas B. Binkley, directors of the Company, are each an executive officer, director and stockholder of Venture Co. Messrs. Binkley and Brown, with Greg J. Forrest, collectively hold all of the outstanding limited partnership interests in FBB. Each of Messrs. Binkley and Brown may be deemed to be beneficial owners of 3,000,000 shares held by SBIC Partners to the extent of their ratable economic interests in SBIC Partners.

(6)
Includes 47,519 shares of Class B Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(7)
Includes 15,000 shares of Class B Common Stock held by Mr. Hedrick and 55,013 shares of Class B Common Stock, issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(8)
Includes 50 shares of Class B Common Stock held by Mr. Valette and 10,005 shares of Class B Common Stock exercisable within sixty days of September 25, 2003.

(9)
Includes 10,005 shares of Class B Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(10)
David Gale serves as the Chief Executive Officer of Delta Dividend Group, Inc., a corporation that holds direct ownership of 88,800 shares of Class B Common Stock. In addition, Mr. Gale holds 20,000 shares of Class B Common Stock under direct ownership and 10,005 shares of Class B Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(11)
Includes 20,000 shares of Class B Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(12)
Includes 26,250 shares of Class B Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(13)
Includes 22,950 shares of Class B Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(14)
Includes 10,000 shares of Class B Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

(15)
Includes shares held by SBIC Partners, and 1,346,446 shares of Common Stock issuable upon exercise of stock options exercisable within sixty days of September 25, 2003.

STOCK OPTION PLANS

        1996 Stock Option Plan.    The Company's 1996 Stock Option Plan became effective in December 1996 upon adoption by the Board and approval of the stockholders. The 1996 Stock Option Plan provides for the grant of options in the form of incentive stock options and nonstatutory stock options to officers, key employees and consultants of the Company or its subsidiaries and members of the Board. A total of 1,531,093 shares of Class B Common Stock and 362,832 shares of Class A Common Stock have been reserved for issuance under the 1996 Stock Option Plan.

        The 1996 Stock Option Plan is administered by a committee appointed by the Board (the "Committee"). The Board may amend the 1996 Stock Option Plan and, with the consent of each participant adversely affected, the Committee may make such changes in the terms and conditions of granted options as it shall deem advisable.

        The purchase price per share of the shares of Common Stock underlying each option granted under the 1996 Stock Option Plan is established by the Committee but shall not be less than 100% of the fair market value of the Common Stock on the date of grant, provided that if the optionee is a 10% stockholder of the Company (as defined in Section 422(b)(6) of the Internal Revenue Code of 1986, as amended) at the time such optionee is granted an incentive stock option, the purchase price per share of the shares of Common Stock shall be not less than 110% of said fair market value.

        The 1996 Stock Option Plan provides that, in the event of the dissolution, liquidation or sale of the Company, any merger or reorganization of the Company, or acquisition by any person or group of beneficial ownership of more than 50% of the Company's then outstanding shares of capital stock, the 1996 Stock Option Plan and each outstanding option granted thereunder shall terminate. Upon the happening of such event, each participant under the 1996 Stock Option Plan who is not tendered a substitute option by the entity surviving such event or who does not accept any such substituted option, shall have the right to exercise, in whole or in part, any vested and exercisable options which have not then expired.

        As of June 30, 2003, options to purchase a total of 362,832 shares of Class A Common Stock and 503,300 shares of Class B Common Stock were outstanding under the 1996 Stock Option Plan. Such options have per share exercise prices ranging from $3.62 to $12.07, or a weighted average per share exercise price of $5.17. Expiration dates range from August 2006 to March 2012.

        1998 Director Stock Option Plan.    The Company's 1998 Director Stock Option Plan (the "Director Plan") became effective in April 1998 upon adoption by the Board and approval by the stockholders. The Director Plan provides for the grant of nonstatutory stock options to the non-employee members of the Board. A total of 448,000 shares of Class B Common Stock have been reserved for issuance under the Director Plan.

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

        The Director Plan provides that, in the event of the dissolution or liquidation of the Company, the merger or sale of all or substantially all assets of the Company requiring stockholder approval, or acquisition by any person or group of beneficial ownership of the securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding shares, any options outstanding under the Director Plan that are not yet exercisable and vested shall become fully exercisable and vested.

        As of June 30, 2003, options to purchase a total of 270,111 shares of Class B Common Stock were outstanding under the Director Plan. Such options have per share exercise prices ranging from $1.50 to $12.08, or a weighted average per share exercise price of $4.78. None of such options have been exercised. Expiration dates for these options range from April 2008 to May 2013.

EQUITY COMPENSATION PLAN INFORMATION

        Information as of June 30, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

	(a)		(c)
		(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by stockholders	1,136,243[1]	$5.08	845,182[2]
Equity compensation plans not approved by stockholders	0	0	0

1
Includes options to purchase 362,832 shares of Class A Common Stock and 503,300 shares of Class B Common Stock outstanding under the 1996 Stock Option Plan and options to purchase 270,111 shares of Class B Common Stock under the 1998 Director Stock Option Plan.

2
Includes 667,293 shares of Class B Common Stock and 177,889 shares of Class B Common Stock available for issuance under the 1996 Stock Option Plan and the 1998 Director Stock Option Plan, respectively.

Item 13.    Certain Relationships and Related Transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In April 1998, SBIC Partners (a 5% Stockholder and affiliate of Forrest Binkley & Brown Partners L.P. and of Messrs. Binkley and Brown) and Exeter Equity Partners L.P. and Exeter Venture Lenders, L.P. (collectively, "Exeter") agreed to certain co-sale rights and rights of first refusal and Mr. O'Neill agreed not to seek to participate in the next registered sale of Class B Common Stock by SBIC Partners and Exeter, if any.

        In April 1998, in connection with its participation in the Company's initial public offering, John Hancock agreed to waive all prepayment penalties due with respect to the Company's repurchase of the shares of Senior Preferred Stock held by John Hancock.

        The Company's directors, other than Mr. O'Neill, have been granted nonqualified stock options under the Director Plan. See "Board Meetings and Compensation" and "Stock Option Plans."

        The Company has entered into indemnification agreements with its directors. See "Indemnification of Directors and Officers." The agreements require the Company to indemnify such individuals for certain liabilities to which they may be subject as a result of their affiliation with the Company, to the fullest extent permitted by Delaware law.

        The Company believes that the foregoing transactions were in its best interests and on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 14.    Principal Accounting Fees and Services.

        The Board has reappointed Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2004, subject to ratification by the stockholders at the Company's next annual meeting. Deloitte & Touche LLP has been the Company's independent auditor since 1994.

AUDIT FEES

        The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year ended June 30, 2003, were $349,350, all of which were attributable to Deloitte & Touche.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

        Deloitte & Touche did not render professional services related to financial information systems design and implementation for the fiscal year ended June 30, 2003.

ALL OTHER FEES

        The aggregate fees billed by Deloitte & Touche for services rendered to the Company, other than the services described above under "Audit Fees" for the fiscal year ended June 30, 2003, were $34,439. These fees relate to establishment of European office, property tax consulting and tax activities. The Audit Committee believes that these fees are compatible with maintaining Deloitte & Touche's independence.

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

        We have audited the accompanying consolidated balance sheets of Golden State Vintners, Inc. and subsidiaries as of June 30, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the supplementary financial schedule listed in the Index at Item 15(a)(2). These financial statements and the supplementary financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

GOLDEN STATE VINTNERS, INC.
By:	/s/ JOHN G. KELLEHER John G. Kelleher Chief Financial Officer October 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Jeffrey B. O'Neill	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2003
/s/ JOHN G. KELLEHER John G. Kelleher	Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)	October 28, 2003
* Jeffrey J. Brown	Chairman of the Board, Assistant Secretary and Director	October 28, 2003
* Nicholas B. Binkley	Director	October 28, 2003
* Lawrence R. Buchalter	Director	October 28, 2003
Jean-Michel Valette	Director
* W. Scott Hedrick	Director	October 28, 2003

* David Gale		Director	October 28, 2003
* Paul M. Ginsburg		Director	October 28, 2003
*By:	/s/ JOHN G. KELLEHER John G. Kelleher as attorney-in fact pursuant to a power of attorney previously filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001

Item 15(a)(2)

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

EXPLANATORY NOTE
PART I
Fiscal 2003 Revenues (dollars in millions)
Production at The Company's Winemaking Facilities
The Company's Vineyard Properties
Net Production Acres Owned by GSV and Tons Produced
RISK FACTORS
PART II
PART III
DIRECTORS
EXECUTIVE OFFICERS
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
EXECUTIVE COMPENSATION
INDEMNIFICATION OF DIRECTORS AND OFFICERS
COMPENSATION COMMITTEE REPORT ON COMPENSATION OF EXECUTIVE OFFICERS
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
BOARD MEETINGS AND COMPENSATION
PERFORMANCE GRAPH
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG GOLDEN STATE VINTNERS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
STOCK OPTION PLANS
EQUITY COMPENSATION PLAN INFORMATION
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AUDIT FEES
FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES
ALL OTHER FEES
PART IV
GOLDEN STATE VINTNERS, INC. CONSOLIDATED BALANCE SHEETS
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GOLDEN STATE VINTNERS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES