Form 10-Q
period 2003-09-30
GOLDEN STATE VINTNERS INC
filed 2003-11-14
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-14305

GOLDEN STATE VINTNERS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0412761 (I.R.S. Employer Identification No.)
607 AIRPARK ROAD, NAPA, CALIFORNIA (Address of principal executive offices)	94558 (Zip Code)
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

        The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of November 14, 2003 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS)

	September 30, 2003	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$24	$69
Trade and other receivables—net	14,048	10,542
Inventories	35,467	27,097
Refundable income taxes	—	668
Deferred income taxes	2,117	1,969
Prepaid expenses and other current assets	592	297

Total current assets	52,248	40,642
PROPERTY, PLANT AND EQUIPMENT—Net	59,408	58,201
ASSETS HELD FOR SALE	—	9,444
OTHER ASSETS	1,443	1,461

TOTAL ASSETS	$113,099	$109,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$7,800	$5,800
Cash management liability	2,831	416
Accounts payable	5,053	4,578
Payable to growers	8,190	—
Payroll and related liabilities	1,079	1,145
Accrued interest	122	217
Other accrued liabilities	194	4
Income taxes payable	362	—
Current portion of long-term debt	7,031	5,962

Total current liabilities	32,662	18,122
LONG-TERM DEBT	10,172	23,470
DEFERRED COMPENSATION	763	871
DEFERRED INCOME TAXES	11,234	10,846
STOCKHOLDERS' EQUITY:
Common Stock:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at September 30, 2003 and at June 30, 2003, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,343 shares issued at September 30, 2003 and at June 30, 2003	52	52
Additional paid-in capital	45,058	45,058
Retained earnings	13,261	11,432

Total common stock, paid-in capital and retained earnings	58,414	56,585
Treasury stock (21,884 shares at September 30, 2003 and June 30, 2003, respectively)	(146)	(146)

Total stockholders' equity	58,268	56,439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,099	$109,748

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,
	2003	2002
REVENUES:
Bulk wine	$9,114	9,719
Wine grapes	223	457
Case goods	5,242	6,605
Brandy and spirits	2,783	1,035

Total revenues	17,362	17,816
COST OF SALES	14,422	13,120

GROSS PROFIT	2,940	4,696
GAIN ON SALE OF ASSETS	4,244	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,710)	(2,454)

INCOME FROM OPERATIONS	4,474	2,242
INTEREST EXPENSE	(1,429)	(1,012)

INCOME BEFORE INCOME TAXES	3,045	1,230
INCOME TAX EXPENSE	(1,216)	(420)

NET INCOME	$1,829	$810

EARNINGS PER COMMON SHARE:
BASIC	$0.19	$0.09

DILUTED	$0.19	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,513

DILUTED	9,519	9,513

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$1,829	$810
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,938	1,779
Gain on sale of assets	(4,244)	—
Provision for doubtful accounts	—	100
Change in cash surrender value of life insurance policies	(2)	44
Change in market value of deferred compensation	9	(34)
Deferred income taxes	240	316
Changes in operating assets and liabilities:
Trade and other receivables	(3,506)	(2,748)
Inventories	(8,669)	(6,505)
Prepaid expenses and other current assets	(305)	(324)
Accounts payable	475	(2,307)
Payable to growers	8,190	4,909
Payroll and related liabilities	(66)	(188)
Other accrued liabilities	190	(50)
Accrued interest	(95)	(153)
Deferred compensation	(117)	20
Income taxes refundable/payable	1,030	879

Net cash used in operating activities	(3,103)	(3,452)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(732)	(424)
Proceeds on sale of property, plant and equipment	11,604	—

Net cash provided by (used in) investing activities	10,872	(424)
FINANCING ACTIVITIES:
Borrowings on line of credit	18,400	9,600
Payments on line of credit	(16,400)	(7,200)
Cash management liability increase (decrease)	2,415	110
Proceeds from lease financing	—	2,750
Payments on long-term debt	(12,229)	(1,378)

Net cash provided by (used in) financing activities	(7,814)	3,882

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(45)	6
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	69	59

CASH AND EQUIVALENTS, END OF PERIOD	$24	$65

OTHER CASH FLOW INFORMATION:
Interest paid	$1,526	$1,146

Income taxes refunded, net	$(53)	$(775)

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2003 and its results of operations for the three-month periods ended September 30, 2003 and 2002 and its cash flows for the three-month periods ended September 30, 2003 and 2002. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2003, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the three-months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

        Certain reclassifications have been made to the fiscal 2003 amounts in order for them to conform to the fiscal 2004 presentation.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	September 30, 2003	June 30, 2003
	(Unaudited)

Bulk wine	$23,418	$13,837
Cased and bottled wine	7,049	6,052
Brandy	814	2,422
Supplies and other	1,309	1,048
Unharvested crop costs	2,877	3,738

Total	$35,467	$27,097

Note 3—Property, Plant and Equipment

        In October 2003, the Company entered into an agreement to sell approximately 1,500 acres (approximately 500 acres planted in vineyards) of farmland located in Madera County, California. Escrow is estimated to close in January 2004. This property collateralizes long-term debt and the lender will require proceeds of $2.5 million to be applied to the loan principal and to a prepayment penalty. The gain on the sale is estimated at approximately $0.4 million.

Note 4—Assets Held for Sale

        In June 2002, the Company's Board of Directors approved a plan to sell certain excess assets. Such assets included a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards. After operations started at the new American Canyon facility in December 2001, the bulk wine and bottling facility and the other warehouse facility were no longer necessary for custom crushing, bottling or storage. All such assets were sold except the warehouse located in Napa, California. In October 2003, Company management elected to retain the Napa Warehouse facility for continuing barrel warehousing activities. Because assets classified as held for sale were not subject to depreciation, the reclassification of this asset required depreciation expense recognition of approximately $113,000 in the first quarter of fiscal 2004 for the period from July 2002 through September 2003.

        In July 2003, the Company sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The sales price of $11.7 million was applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain before tax of approximately $4.2 million and is reflected in first quarter results for the period ended September 30, 2003. This transaction including the net effect of the gain on sale less the prepayment penalty increased net income by approximately $1.9 million.

        Assets held for sale, at the lower of carrying value or fair value, was $9.4 million at June 30, 2003. There were no assets held for sale at September 30, 2003.

Note 5—Bank Line of Credit

        On September 18, 2003, the Company renewed its revolving line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 million from April 1, 2004 through June 30, 2004 and $14.0 million thereafter with variable interest based on interest rate options elected by the Company. The balance outstanding under the line was $7.8 and $5.8 million at September 30, 2003 and June 30, 2003, respectively. The line expires on October 5, 2004. Management intends and expects to renew the line prior to that time.

Note 6—New Accounting Pronouncements

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

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This standard amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective beginning in fiscal 2004. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In 2003 the FASB issued SFAS Nos. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities and 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 149 clarifies financial reporting and accounting for certain derivative instruments embedded in other contracts and clarifies the normal purchases and sales exemption of derivative instruments. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments, including mandatorily redeemable shares, obligations to repurchase equity shares or obligations which require the issuance of shares for settlement. These statements are effective beginning in fiscal 2004. Adoption of these statements did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        Segment information as of September 30, 2003 and June 30, 2002 and for the three month periods ended September 30, 2003 and 2002 is as follows (unaudited, in thousands):

	Three Months Ended September 30,
	2003	2002
Revenues, net:
Bulk wine	$9,114	$9,719
Wine grapes	223	457
Case goods	5,242	6,605
Brandy	2,783	1,035

Total revenues, net	17,362	17,816
Cost of Sales:
Bulk wine	7,324	7,143
Wine grapes	198	411
Case goods	4,998	4,736
Brandy	1,902	830

Total cost of sales	14,422	13,120
Gross Profit:
Bulk wine	1,790	2,576
Wine grapes	25	46
Case goods	244	1,869
Brandy	881	205

Total gross profit	$2,940	$4,696

Capital Expenditures:
Bulk wine	$562	$254
Wine grapes	98	(24)
Case goods	22	185
Brandy	3	—
Corporate	47	9

Total	$732	$424

Depreciation and amortization:
Bulk wine	$1,409	$1,089
Wine grapes	25	46
Case goods	193	489
Brandy	206	47
Corporate	105	108

Total	$1,938	$1,779

	September 30, 2003	June 30, 2003
Total Assets:
Bulk wine	$63,016	$56,000
Wine grapes	16,301	17,601
Case goods	19,247	21,512
Brandy	8,476	7,843
Corporate	6,059	6,792

Total	$113,099	$109,748

        The net book value of assets held for sale as of September 30, 2003 and June 30, 2003 are included in the following business segments (in thousands):

	September 30 2003	June 30, 2003
Bulk wine	$—	$6,459
Wine grapes	—	276
Case goods	—	2,709

	$—	$9,444

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Golden State Vintners, Inc. ("we" or "us" or the "Company") contains "Forward-Looking Statements," as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. Our results may differ materially from those anticipated in such Forward-Looking Statements as a result of a number of factors, including without limitation, (i) difficulties in the bulk wine market; (ii) loss of key customers or contracts and ability of customers to pay; (iii) competition from various domestic and foreign wine producers; (iv) interest rates and other business and economic conditions which could increase significantly the costs and risks of projected capital spending; and (v) the effect of weather and other natural forces on growing conditions and, in turn, the quality and quantity of grapes we produce. Each of these factors, and other risks pertaining to our business, the premium wine industry and general business and economic conditions, are more fully discussed herein and from time to time in other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, for the year ended June 30, 2003. We undertake no obligation to publicly update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

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

Revenue Recognition

        Sales of bulk wine, juice and brandy are recognized at the time the product specifications of the purchase contract are met and the product has been accepted by the buyer, title has passed to the buyer, and there is no right of return in the contract. In certain cases the contract requirements specify that we store such product after it has been sold and require the buyer to pay a storage fee. Sales of wine grapes and cased goods are recognized at the time of delivery by the customer. Wine processing and storage fees are recognized as those services are provided.

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

        Our bulk wine inventory at September 30, 2003 is approximately $23.4 million and substantially in excess of committed sales contracts. Although our case goods inventory quantities at September 30, 2003 are consistent with a year ago at this time, we have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Although management believes that excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property and equipment, assets held for sale and other assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to vineyards, we perform an evaluation of whether an impairment charge should be made whenever particular vineyards experience unfavorable operating results. A vineyard's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated life to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the discounted future cash flows of the vineyard is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience with yields and expected grape sales prices. Various uncertainties, including but not limited to bad weather, pests and diseases, and excess inventory levels in the industry could adversely impact the expected cash flows to be generated by a vineyard. If actual performances of the remaining vineyards are less favorable than our projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment. In fiscal 2002, we recognized an impairment reserve of approximately $1.9 million to reflect the anticipated loss on the sale of Lost Hills Vineyard. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. Also, in 2002, an impairment charge of approximately $5.6 million was recorded as the Company elected not to implement the bulk wine module of its new enterprise-wide technology platform due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module. We are currently pursuing our options to recover funds expended on this module from the implementation vendor, however, no assurances can be given whether any such efforts will be successful. In fiscal 2003, an impairment charge of $8.0 million was recorded in connection with our RTD facility. In June 2002 the Company's Board of Directors approved a plan to sell certain excess assets. These assets, which included a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards, were included in the accompanying financial statements as assets held for sale. We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003 as more fully discussed under "Recent Developments." In October 2003, we elected to retain the warehouse located in Napa, California for continuing barrel warehousing activities.

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

Recent Developments

        On September 12, 2003, we announced that our Board of Directors had approved a 1 for 5,900 reverse split of each of our shares of Class A and Class B common stock. The reverse split is intended to take us private and is subject to approval by a majority of the voting power of our outstanding common stock at our next annual meeting scheduled to be held in November 2003, with exact timing dependent on the completion and review of necessary filings by the Securities and Exchange Commission. If our stockholders approve the proposed reverse split, each stockholder owning fewer than 5,900 shares of existing Class A and Class B common stock will receive cash in the amount of $3.25 for each pre-split share of common stock held by that stockholder. Each stockholder owning more than 5,900 shares of Class A and Class B common stock, but not a number of shares evenly divisible by 5,900, will receive new shares of common stock, as well as cash in the amount of $3.25 per pre-split share in lieu of any fractional shares resulting from the reverse split. The $3.25 per share cash consideration represents a 56.3% premium over the $2.08 closing price for our common stock on September 11, 2003, the last day of trading prior to our announcement of the proposed reverse split.

        The reverse split is subject to various conditions, including approval by our primary lenders and stockholders. It is anticipated that shares controlled directly or indirectly by our directors will be voted in favor of the transaction which together account for at least 80% of the total votes entitled to be cast.

        Management proposed, a special committee of outside independent directors reviewed and recommended to our Board of Directors, and our Board authorized the reverse split. Adams, Harkness & Hill, Inc. provided an opinion to the special committee as to the fairness, from a financial point of view, of the cash consideration to be paid to the holders of our Class A and Class B common stock who will hold fractional shares immediately following the reverse split.

        If stockholders approve the reverse split, we will become a privately-held company. Accordingly, the listing of our Class B Common Stock on the NASDAQ National Market will terminate, the registration of the Class B Common Stock under the Securities Exchange Act of 1934 will terminate, and we will cease filing reports with the SEC.

        The foregoing description of the proposed reverse split transaction is not a solicitation of a proxy. We have filed preliminary proxy materials and will make other necessary filings with the SEC for the annual meeting of the stockholders to vote on the proposed transaction. Upon completion of the SEC's review of the preliminary proxy materials, we intend to hold our annual meeting of stockholders to vote on the necessary amendments to our Certificate of Incorporation, and will file with the SEC and mail to our stockholders definitive proxy materials. The definitive proxy materials will contain important information regarding the transaction, including, among other things, the recommendation of our Board of Directors and the Special Committee regarding the transaction. Stockholders of the company are advised to read the definitive proxy materials when made available, including the proxy statement, before making any decisions regarding the transaction. Copies of the definitive proxy materials, and any amendments or supplements thereto, will be available without charge at the SEC's website at www.sec.gov or from us when they are mailed to stockholders.

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

        Bulk wine and case goods industry trends continue to indicate downward pressure on sales volumes and margins resulting in surplus domestic and international bulk wine and case goods inventories and a reduction in the number of long-term bulk wine sales contracts relative to previous years. Consistent with such trends, our bulk wine inventory at September 30, 2003 continues to be substantially in excess of committed sales contracts. Total cases included in our case goods inventories are consistent with September 30, 2003 a year ago at this time, however remain in excess of optimum inventory levels. Although we believe that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that we will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

        In October 2003, the Company entered into an agreement to sell approximately 1,500 acres (approximately 500 acres of which are vineyards) of farmland located in Madera County, California. Escrow is estimated to close in January 2004. This property collateralizes long-term debt and the lender will require estimated proceeds of $2.5 million to be applied to the loan principal and to a prepayment penalty. The gain on the sale is estimated at approximately $0.4 million before prepayment penalty and income taxes.

        We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003. Proceeds of $11.7 million were applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain of approximately $4.2 million and was reflected in our first quarter results for the period ended September 30, 2003.

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

Three Months Ended September 30, 2003 and 2002

  Revenues

        Total revenues for the first quarter of fiscal 2004 were $17.4 million, a decrease of $0.4 million or 2.2%, as compared to revenues of $17.8 million for the first quarter of 2003. The overall decrease in revenues is due to decreases in bulk wine, wine grapes and case goods revenues as partially offset by increased brandy revenues.

        Bulk Wine and Related Services.    For fiscal 2004, revenues from bulk wine and related services were $9.1 million, a decrease of $0.6 million or 6.2%, as compared to revenues of $9.7 million in the first quarter of 2003. The period to period decrease was a result of decreased bulk wine contract and spot sales average prices per gallon totaling approximately $1.6 million. Also, bulk custom wine processing and storage revenues decreased approximately $0.6 million. Together, these decreases were partially offset by increased gallons sold of 0.8 million gallons or approximately $1.8 million.

        Case Goods and Related Services.    For the first quarter of fiscal 2004, revenues from case goods and related services were $5.2 million, a decrease of $1.4 million or 21.2%, as compared to revenues of $6.6 million in the first quarter of fiscal 2003. The period to period decrease was a result of decreased RTD production revenues of $2.5 million which included a $1.4 million termination settlement to buy out the remaining contract production requirement of a certain customer and a $0.5 million excise tax small brewers credit, each recognized in the first quarter of fiscal 2003. Additionally, case goods revenues decreased due to lower average sales prices per case totalling approximately $2.2 million and decreased custom bottling services of approximately $0.6 million. Such decreases were partially offset by increased sales volume of $4.0 million.

        Brandy    For the first quarter of fiscal 2004, revenues from the sale of brandy and grape spirits were $2.8 million, an increase of $1.8 million or 180.0%, as compared to revenues of $1.0 million for the first quarter of fiscal 2003. The period to period increase was due to additional brandy sales volume of $1.1 million and increased sales prices per proof gallon of $0.2 million . In addition, custom processing increased approximately $0.5 million.

        Wine Grapes.    Our wine grapes business segment realized only a modest amount of revenues in the first quarter of fiscal 2004 consistent with seasonal trends.

  Cost of Sales

        For the first quarter of fiscal 2004, total cost of sales was $14.4 million, an increase of $1.3 million or 9.9%, from $13.1 million for the first quarter of fiscal 2003. As a percentage of revenues, cost of sales for the third quarter of fiscal 2003 was 83.1%, an increase from 73.6% for the first quarter of fiscal 2003. In the first quarter of fiscal 2003, a termination settlement with an RTD customer of $1.4 million and a $0.5 million excise tax credit were included in revenues which resulted in cost of sales as a percentage of revenues to be decreased from 82.4% to 73.6% as there were no associated costs of sales associated with these revenues. Bulk wine segment costs of sales as a percentage of revenues increased in the current quarter due to product mix and were partially offset by brandy revenues at increased prices and at lower costs.

  Gross Profit

        In the first quarter of fiscal 2004, we realized gross profit of $2.9 million, a decrease of $1.8 million or 38.3%, as compared to $4.7 million in the first quarter of fiscal 2003. As a percentage of revenues, gross profit for the first quarter of fiscal 2004 was 16.9%, a decrease from 26.4% in the first quarter of fiscal 2003, for reasons discussed above under "Cost of Sales."

  Gain on Sale of Assets

        In July 2003, we sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The sales price of $11.7 million was applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain of approximately $4.2 million and is reflected in first quarter results for the period ended September 30, 2003. This transaction including the net effect of the gain on sale less the prepayment penalty (included in interest expense) increased net income by approximately $1.9 million.

  Selling, General and Administrative Expenses

        For the first quarter of fiscal 2004, selling, general and administrative expenses were $2.7 million, an increase of $0.2 million or 8.0%, from $2.5 million in the first quarter of fiscal 2003. The period to period increase was due principally to increased payroll, related expenses and legal expenses partially offset by decreased bad debt expenses.

  Interest Expense

        For the first quarter of fiscal 2004, interest expense was $1.4 million, an increase of $0.4 million or 40.0%, as compared to interest expense of $1.0 million in the first quarter of fiscal 2003. The period to period increase resulted from a prepayment penalty of $1.1 million that was incurred in the first quarter of fiscal 2004 due to lender requirement to pay down long-term debt with proceeds on sale of certain assets located in St. Helena, California. Such increase was partially offset by decreased average borrowings on our line of credit and long-term debt at lower overall interest rates. We did not capitalize any interest in the first quarters of fiscal 2004 and 2003, respectively.

  Income Taxes.

        The effective tax rate of our income tax expense was 39.9% and 34.1% for the first quarters of fiscal 2004 and fiscal 2003 respectively. The increase in the rate is due to the effect of the manufacturer's investment tax credit.

  Net Income

        For the first quarter of fiscal 2004, net income was $1.8 million an increase of $1.0 million, as compared to net income of $0.8 million in the first quarter of fiscal 2003. Net income for the first quarter of fiscal 2004 was impacted by factors covered above.

  Earnings Per Share

        For the first quarter of fiscal 2004, diluted earnings per share was $0.19 compared to diluted earnings per share of $0.09 for the first quarter of fiscal 2003.

  Liquidity and Capital Resources

        Our working capital position at September 30, 2003 was $19.6 million, compared to $22.5 million at June 30, 2003. The decrease in working capital is due to increased liabilities and increased current portion of long-term debt. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $7.8 million at September 30, 2003 and $5.8 million at June 30, 2003. Unused availability under the line of credit was $14.2 million at September 30, 2003. On September 18, 2003, we renewed the revolving bank line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 milion from April 1, 2004 through

June 30, 2004 and $14.0 million thereafter. The line expires on October 5, 2004. Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. We were out of compliance as of June 30, 2003 with certain financial covenants. We received waivers on events of non-compliance of such covenants in August and September 2003, as well as an amendment to our loan agreement with an insurance company to modify a financial covenant effective for each quarter beginning September 30, 2003.

        Net cash used in operating activities for the first quarter of fiscal 2004 was $3.1 million, compared to net cash used in operations of $3.5 million for fiscal 2003. The decrease in cash used by operations resulted from increased net income relative to the prior year.

        We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003. Proceeds of $11.7 million from the St. Helena sale were applied to the loan principal ($10.6 million) and a prepayment penalty ($1.1 million).

        Capital expenditures for the first quarter of fiscal 2004 were $0.7 million, compared to $0.4 million in fiscal 2003. We have funded these expenditures in 2004 from our working capital line. We intend to finance future major capital expenditures through long-term financing arrangements. We believe that cash flows from operations and the line of credit are sufficient to cover operating needs and costs associated with the reverse split of our common stock for the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at September 30, 2003, and estimates the balances of such debt in future periods assuming no additional debt will be obtained or required. This analysis does not, therefore, constitute in any way our forward plan and should not be used by investors as such ($ millions):

		June 30,
	September 30, 2003
		2004	2005	2006	2007	2008
Bank line of credit and long-term debt:
Variable Rate:
Average Outstanding*	$10.2	$14.1	$13.7	$13.3	$12.9	$12.5
Weighted average rate per period	2.9%	6.7%	6.8%	6.9%	7.0%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$20.9	$18.4	$7.8	$4.5	$2.4	$0.8
Weighted average rate per period	8.0%	7.9%	6.5%	6.9%	6.9%	7.0%

*
Based on current anticipated cash flow, we believe that our bank line of credit (including anticipated renewals) will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the first quarter of fiscal 2004, the average outstanding balance under this line was approximately $6.7 million, with a weighted average interest rate of approximately 2.5%.

        At September 30, 2003, the balance on our fixed rate long-term debt was $14.8 million and carried a weighted average interest rate of approximately 7.6%. The weighted average interest rate for fiscal 2003 for all our debt was approximately 6.9%.

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

        A certain portion of our annual wine and brandy production is committed under sales contracts. Bulk wine sold under long-term contracts decreased from 10.0 million gallons in fiscal 2002 to 4.1 million gallons in fiscal 2003. At June 30, 2003, our reported inventory value of bulk wine and brandy was approximately $16.3 million, of which approximately $7.6 million, or 47%, is committed to sales contracts. We generally match preproduction contractual sales with contracted material supply agreements. Uncommitted inventory of approximately $8.7 million, or 53% is reserved for future case goods sales and for spot market bulk wine sales. We maintain a certain amount of uncommitted product inventory to meet customer demand.

Item 4.    Controls and Procedures.

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

RISK FACTORS

        In evaluating the Company, its business, operations and financial position, the following risk factors should be carefully considered, in addition to the other information contained in Form 10-K/A. The following factors, among others, could affect the Company's actual future operating results and could cause such results to differ from the results discussed elsewhere in Form 10-K/A.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K.

(a)
Exhibits

Exhibit Number
11	Statement Regarding Computation of Per Share Earnings (Loss)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden State Vintners, Inc. (Registrant)
November 14, 2003 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures.
RISK FACTORS
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports On Form 8-K.
SIGNATURES