Form 10-Q
period 2003-12-31
GOLDEN STATE VINTNERS INC
filed 2004-02-17
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period December 31, 2003
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

        The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of February     , 2004 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS)

	December 31, 2003	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$37	$69
Trade and other receivables—net	17,198	10,542
Inventories	35,010	27,097
Refundable income taxes	—	668
Deferred income taxes	—	1,969
Prepaid expenses and other current assets	477	297

Total current assets	52,722	40,642
PROPERTY, PLANT AND EQUIPMENT—Net	56,236	58,201
ASSETS HELD FOR SALE	2,007	9,444
OTHER ASSETS	1,487	1,461

TOTAL ASSETS	$112,452	$109,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$13,200	$5,800
Cash management liability	690	416
Accounts payable	3,710	4,578
Payable to growers	2,688	—
Payroll and related liabilities	1,055	1,145
Accrued interest	127	217
Other accrued liabilities	5	4
Income taxes payable	2,863	—
Deferred income taxes	111	—
Current portion of long-term debt	6,649	5,962

Total current liabilities	31,098	18,122
LONG-TERM DEBT	8,898	23,470
DEFERRED COMPENSATION	817	871
DEFERRED INCOME TAXES	9,089	10,846
STOCKHOLDERS' EQUITY:
Common Stock:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at December 31, 2003 and at June 30, 2003, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,343 shares issued at December 31, 2003 and at June 30, 2003	52	52
Additional paid-in capital	45,058	45,058
Retained earnings	17,543	11,432

Total common stock, paid-in capital and retained earnings	62,696	56,585
Treasury stock (21,884 shares at December 31, 2003 and June 30, 2003, respectively)	(146)	(146)

Total stockholders' equity	62,550	56,439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,452	$109,748

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
REVENUES:
Bulk wine	$21,499	$19,408	$30,613	$29,127
Wine grapes	489	898	712	1,355
Case goods	5,126	4,459	10,368	11,064
Brandy and spirits	7,468	6,578	10,251	7,613

Total revenues	34,582	31,343	51,944	49,159
COST OF SALES	24,301	23,910	38,723	37,030

GROSS PROFIT	10,281	7,433	13,221	12,129
GAIN ON SALE OF ASSETS	—	1,578	4,244	1,578
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,780)	(2,689)	(5,490)	(5,143)

INCOME FROM OPERATIONS	7,501	6,322	11,975	8,564
INTEREST EXPENSE	(385)	(1,204)	(1,814)	(2,216)

INCOME BEFORE INCOME TAXES	7,116	5,118	10,161	6,348
INCOME TAX EXPENSE	(2,834)	(1,826)	(4,050)	(2,246)

NET INCOME	$4,282	$3,292	$6,111	$4,102

EARNINGS PER COMMON SHARE:
BASIC	$0.45	$0.35	$0.64	$0.43

DILUTED	$0.45	$0.35	$0.64	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,513	9,513	9,513

DILUTED	9,536	9,513	9,529	9,513

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$6,111	$4,102
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,459	4,381
Gain on sale of assets	(4,244)	(1,569)
Provision for doubtful accounts	—	200
Change in cash surrender value of life insurance policies	(48)	15
Change in market value of deferred compensation	62	(2)
Deferred income taxes	323	1,300
Changes in operating assets and liabilities:
Trade and other receivables	(6,656)	(6,264)
Inventories	(8,194)	(404)
Prepaid expenses and other current assets	(190)	(150)
Accounts payable	(868)	(4,604)
Payable to growers	2,688	1,463
Payroll and related liabilities	(90)	(1)
Other accrued liabilities	1	(331)
Accrued interest	(90)	(170)
Deferred compensation	(116)	44
Income taxes refundable/payable	3,531	1,721

Net cash used in operating activities	(4,321)	(269)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,026)	(900)
Proceeds on sale of property, plant and equipment	11,604	5,890
Refund of deposits	—	10

Net cash provided by investing activities	10,578	5,000
FINANCING ACTIVITIES:
Borrowings on line of credit	30,700	18,200
Payments on line of credit	(23,300)	(16,700)
Cash management liability increase (decrease)	274	(978)
Proceeds from lease financing	—	2,750
Payments on long-term debt	(13,938)	(7,189)
Payment of financing costs	(25)	—

Net cash used in financing activities	(6,289)	(3,917)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(32)	814
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	69	59

CASH AND EQUIVALENTS, END OF PERIOD	$37	$873

OTHER CASH FLOW INFORMATION:
Interest paid	$1,875	$2,364

Income taxes paid (refunded), net	$197	$(775)

Property acquired under capital lease	$53	$42

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2003 and its results of operations for the three and six-month periods ended December 31, 2003 and 2002 and its cash flows for the six-month periods ended December 31, 2003 and 2002. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2003, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the six-months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

        Certain reclassifications have been made to the fiscal 2003 amounts in order for them to conform to the fiscal 2004 presentation.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	December 31, 2003	June 30, 2003
	(Unaudited)

Bulk wine	$23,106	$13,837
Cased and bottled wine	6,477	6,052
Brandy	3,917	2,422
Supplies and other	1,001	1,048
Unharvested crop costs	509	3,738

Total	$35,010	$27,097

Note 3—Assets Held for Sale

        In October 2003, the Company entered into an agreement to sell approximately 1,500 acres (approximately 500 acres planted in vineyards) of farmland located in Madera County, California. Escrow is estimated to close in March 2004. This property collateralizes long-term debt and the lender will require the proceeds of $2.5 million to be applied to the loan principal and to a prepayment penalty. The gain on the sale is estimated at approximately $0.4 million.

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

        In July 2003, the Company sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The sales price of $11.7 million was applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain before tax of approximately $4.2 million and is reflected in first quarter results of fiscal 2004. This transaction including the net effect of the gain on sale less the prepayment penalty increased net income by approximately $1.9 million.

        Assets held for sale, at the lower of carrying value or fair value, was $2.0 million and $9.4 million at December 31, 2003 and June 30, 2003, respectively.

Note 4—Bank Line of Credit

        On September 18, 2003, the Company renewed its revolving line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 million from April 1, 2004 through June 30, 2004 and $14.0 million thereafter with variable interest based on interest rate options elected by the Company. The balance outstanding under the line was $13.2 and $5.8 million at December 31, 2003 and June 30, 2003, respectively. The line expires on October 5, 2004. Management intends and expects to renew the line prior to that time.

Note 5—New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46") Consolidation of Variable Interest Entities. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management does not expect adoption of this interpretation to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 6—Business Segment Information

        The Company's chief decision makers evaluate performance based on the gross profit of the following four segments: bulk wine, wine grapes, case goods, and brandy. The bulk wine segment includes production and sale of bulk wine, custom crushing services, storage of bulk wine in tanks and barrels and delivery of bulk wine barreling services, such as racking and topping. The Company's wine grapes segment consists of the farming and harvesting of Company owned vineyards and subsequent sales or internal use of produced grapes as well as grapes purchased by the Company for resale. The case goods segment includes production of proprietary and private label bottled wine, custom bottling and storage services and custom bottling services for malt-based alcoholic beverages to a major customer. The Company's brandy segment includes production of brandy and spirits and brandy barrel storage and related barreling services. The Company also analyzes information on capital expenditures, depreciation and amortization and assets utilized by each of the four segments.

        Segment information as of December 31, 2003 and June 30, 2003 and for the three and six month periods ended December 31, 2003 and 2002 is as follows (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues, net:
Bulk wine	$21,499	$19,408	$30,613	$29,127
Wine grapes	489	898	712	1,355
Case goods	5,126	4,459	10,368	11,064
Brandy	7,468	6,578	10,251	7,613

Total revenues, net	34,582	31,343	51,944	49,159
Cost of Sales:
Bulk wine	14,201	12,592	21,525	19,735
Wine grapes	334	878	532	1,289
Case goods	4,801	5,446	9,799	10,182
Brandy	4,965	4,994	6,867	5,824

Total cost of sales	24,301	23,910	38,723	37,030
Gross Profit:
Bulk wine	7,298	6,816	9,088	9,392
Wine grapes	155	20	180	66
Case goods	325	(987)	569	882
Brandy	2,503	1,584	3,384	1,789

Total gross profit	$10,281	$7,433	$13,221	$12,129

Capital Expenditures:
Bulk wine	$155	$172	$717	$426
Wine grapes	112	—	210	(24)
Case goods	10	316	32	501
Brandy	54	16	57	16
Corporate	16	14	63	23

Total	$347	$518	$1,079	$942

Depreciation and amortization:
Bulk wine	$976	$1,566	$2,385	$2,655
Wine grapes	46	82	71	128
Case goods	191	396	384	885
Brandy	194	458	400	505
Corporate	114	100	219	208

Total	$1,521	$2,602	$3,459	$4,381

	December 31, 2003	June 30, 2003
Total Assets:
Bulk wine	$68,063	$56,000
Wine grapes	13,807	17,601
Case goods	17,464	21,512
Brandy	9,304	7,843
Corporate	3,814	6,792

Total	$112,452	$109,748

        The net book value of assets held for sale as of December 31, 2003 and June 30, 2003 are included in the following business segments (in thousands):

	December 31, 2003	June 30, 2003
Bulk wine	$—	$6,459
Wine grapes	2,007	276
Case goods	—	2,709

	$2,007	$9,444

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

        Our bulk wine inventory at December 31, 2003 is approximately $23.1 million and in excess of committed sales contracts. Although our case goods inventory quantities at December 31, 2003 are consistent with a year ago at this time, we have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Although management believes that excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property and equipment, assets held for sale and other assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to vineyards, we perform an evaluation of whether an impairment charge should be made whenever particular vineyards experience unfavorable operating results. A vineyard's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated life to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the discounted future cash flows of the vineyard is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience with yields and expected grape sales prices. Various uncertainties, including but not limited to bad weather, pests and diseases, and excess inventory levels in the industry could adversely impact the expected cash flows to be generated by a vineyard. If actual performances of the remaining vineyards are less favorable than our projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment. In fiscal 2002, we recognized an impairment reserve of approximately $1.9 million to reflect the anticipated loss on the sale of Lost Hills Vineyard. This loss was partially offset by a reversal of a contingent note payable to a related party of $0.9 million. Also, in 2002, an impairment charge of approximately $5.6 million was recorded as the Company elected not to implement the bulk wine module of its new enterprise-wide technology platform due to significant remaining programming and training costs and additional ongoing resources needed to operate the bulk wine module. We are currently pursuing our options to recover funds expended on this module from the implementation vendor, however, no assurances can be given whether any such efforts will be successful. In fiscal 2003, an impairment charge of $8.0 million was recorded in connection with our RTD facility. In June 2002 the Company's Board of Directors approved a plan to sell certain excess assets. These assets, which included a bulk wine and bottling facility, a warehouse, a tasting room and certain vineyards, were included in the June 30, 2003 financial statements as assets held for sale. We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003 as more fully discussed under "Recent Developments." In October 2003, we elected to retain the warehouse located in Napa, California for continuing barrel warehousing activities.

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

Recent Developments

        On September 12, 2003, we announced that our Board of Directors had approved a 1 for 5,900 reverse split of each of our shares of Class A and Class B common stock with the intention to take us private. On January 20, 2004, we announced that we had indefinitely suspended, until further notice, the going private proposal described in our definitive proxy statement dated December 30, 2003. As more fully described in the proxy, the proposal called for a 1 for 5,900 reverse split of the Company's Class A and Class B common stock at a price of $3.25 per share. The Company's Board of Directors determined that in light of recently improved business and market conditions it was in the best interest of stockholders to suspend the proposal in order to provide more time to fully evaluate current conditions and the potential implications for stockholder value. Citigroup Global Markets Inc. has been retained to advise the Company in connection with its alternatives.

        The Annual Meeting of the Stockholders was held on February 5, 2004 as planned. The stockholders approved the election of directors and the ratification of Deloitte & Touche LLP as the

Company's independent auditors. The vote on the reverse stock split was indefinitely suspended until further notice as discussed above.

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

        Case goods industry trends continue to indicate downward pressure on sales volumes and margins resulting in surplus case goods inventories. Total cases included in our case goods inventories are consistent with December 31, 2003 a year ago at this time, however remain in excess of optimum inventory levels. Although we believe that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that we will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

        In October 2003, the Company entered into an agreement to sell approximately 1,500 acres (approximately 500 acres of which are vineyards) of farmland located in Madera County, California. Escrow is estimated to close in March 2004. This property collateralizes long-term debt and the lender will require the estimated proceeds of $2.5 million to be applied to the loan principal and to a prepayment penalty. The gain on the sale is estimated at approximately $0.4 million before prepayment penalty and income taxes.

        We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003. Proceeds of $11.7 million were applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain of approximately $4.2 million and was reflected in our first quarter results for fiscal 2004.

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

  International.

        Approximately 8% of our revenues in the six months ended December 31, 2003 were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia.

Three Months Ended December 31, 2003

  Revenues

        Total revenues for the second quarter of fiscal 2004 were $34.6 million, an increase of $3.3 million or 10.5%, as compared to revenues of $31.3 million for the second quarter of 2003. The overall increase in revenues is due to increases in bulk wine, case goods and brandy revenues as partially offset by decreased wine grape revenues.

        Bulk Wine and Related Services.    For the second quarter of fiscal 2004, revenues from bulk wine and related services were $21.5 million, an increase of $2.1 million or 10.8%, as compared to revenues of $19.4 million in the second quarter of 2003. The period to period increase was a result of (1) increased bulk wine contract and spot sales average prices per gallon totaling approximately $0.9 million, (2) increased gallons sold of 0.3 million gallons or approximately $0.6 million and (3) increased bulk custom wine processing and storage revenues of approximately $0.6 million.

        Wine Grapes.    For the second quarter of fiscal 2004, revenues from wine grape sales were $0.5 million, a decrease of $0.4 million or 44.4%, as compared to revenues of $0.9 million in the second quarter of fiscal 2003. Wine grape revenues include sales of grapes grown on our vineyards, grape purchases from outside growers and resold to various third parties or "resold grapes" and alfalfa grown on certain of our owned parcels. The decrease in revenues is primarily a result of decreased resold grape revenues of $0.5 million.

        Case Goods and Related Services.    For the second quarter of fiscal 2004, revenues from case goods and related services were $5.1 million, an increase of $0.6 million or 13.3%, as compared to revenues of $4.5 million in the second quarter of fiscal 2003. The period to period increase was a result of increased sales volume of $2.9 million partially offset by lower average sale prices per case totaling $2.2 million.

        Brandy.    For the second quarter of fiscal 2004, revenues from the sale of brandy and grape spirits were $7.5 million, an increase of $0.9 million or 13.6%, as compared to revenues of $6.6 million in the second quarter of fiscal 2003. The period to period increase was due to increased sale prices per proof gallon of $1.0 million and custom processing increases of approximately $0.1 million. Such increases were partially offset by decreased brandy sales volume of $0.2 million.

  Cost of Sales

        For the second quarter of fiscal 2004, total cost of sales was $24.3 million, an increase of $0.4 million or 1.7%, from $23.9 million in the second quarter of fiscal 2003. As a percentage of revenues, cost of sales for the second quarter of fiscal 2004 was 70.3%, a decrease from 76.3% for the second quarter of fiscal 2004. Costs of sales in the RTD bottling unit relative to revenues in the second quarter of fiscal 2003 were extremely high due to lower than expected sales volumes and higher than expected operating expenses. An impairment charge of $8.0 million on RTD unit assets was recorded in of fiscal 2003 as a result of management's expectation of continued negative cash flows. Accordingly, costs of sales in fiscal 2004 have been dramatically reduced relative to sales due to the effect of the impairment charge taken in fiscal 2003. Additionally, brandy segment cost of sales as a percentage of revenues decreased as cost of sales per proof gallon in fiscal 2004 remained consistent with fiscal 2003 while sales prices per proof gallon increased. Partially offsetting these decreases, the case goods segment realized greater decreases in average sales prices per case relative to decreased average cost per case due to product mix.

  Gross Profit

        In the second quarter of fiscal 2004, we realized gross profit of $10.3 million, an increase of $2.9 million or 39.2%, as compared to $7.4 million for the second quarter of fiscal 2003. As a percentage of revenues, gross profit for the second quarter of fiscal 2004 was 29.7%, an increase from 23.7% in the second quarter of fiscal 2003, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the second quarter of fiscal 2004, selling, general and administrative expenses were $2.8 million, an increase of $0.1 million or 3.7%, from $2.7 million in the second quarter of fiscal 2003.

The period to period increase was due principally to increased legal and professional expenses related to the "going private" transaction discussed in Recent Developments.

  Interest Expense

        For the second quarter of fiscal 2004, interest expense was $0.4 million, a decrease of $0.8 million or 66.7%, as compared to interest expense of $1.2 million in the second quarter of fiscal 2003. The period to period decrease was due to decreased average borrowings on our line of credit and long-term debt at lower overall interest rates. We did not capitalize any interest in the second quarters of fiscal 2004 and 2003, respectively.

  Income Taxes

        The effective tax rate of our income tax expense was 39.8% and 35.7% for the second quarters of fiscal 2004 and 2003 respectively. The increase in the rate is due to the reduced effect of the manufacturer's investment tax credit.

  Net Income

        For the second quarter of fiscal 2004, net income was $4.3 million, an increase of $1.0 million, as compared to net income of $3.3 million in the second quarter of fiscal 2003. Net income for the second quarter of fiscal 2004 was impacted by factors covered above.

  Earnings Per Share

        For the first quarter of fiscal 2004, diluted earnings per share was $0.45 compared to diluted earnings per share of $0.35 for the second quarter of fiscal 2003.

Six Months Ended December 31, 2003

  Revenues

        Total revenues for the first six months of fiscal 2004 were $51.9 million, an increase of $2.7 million or 5.5%, as compared to revenues of $49.2 million for the first six months of fiscal 2003. The overall increase in revenues is due to increases in bulk wine and brandy revenues as partially offset by decreased case goods and wine grape revenues.

        Bulk Wine and Related Services.    For the first six months of fiscal 2004, revenues from bulk wine and related services were $30.6 million, an increase of $1.5 million or 5.2%, as compared to revenues of $29.1 million for the first six months of 2003. The period to period increase was a result of increased gallons sold of 1.1 million gallons or approximately $2.2 million as partially offset by decreased bulk wine contract and spot sales average prices per gallon totaling approximately $0.6 million.

        Wine Grapes.    For the first six months of fiscal 2004, revenues from wine grape sales were $0.7 million, a decrease of $0.7 million or 50.0%, as compared to revenues of $1.4 million in the first six months of fiscal 2003. The decrease in revenues is primarily a result of decreased resold grape revenues of $0.6 million.

        Case Goods and Related Services.    For the first six months of fiscal 2004, revenues from case goods and related services were $10.4 million, a decrease of $0.7 million or 6.3%, as compared to revenues of $11.1 million in the first six months of fiscal 2003. The decrease was due to (1) lower average sale prices per case totaling $4.4 million, (2) period to period decreases in RTD production revenues of $2.4 million (fiscal 2003 case revenues included a $1.4 million termination settlement from a certain customer to buy out the remaining contract production requirement and a $0.5 million excise tax small brewers credit) and (3) decreases in custom case bottling of $0.6 million. Such decreases were partially offset by increased sales volume of $6.9 million.

        Brandy.    For the first six months of fiscal 2004, revenues from the sale of brandy and grape spirits were $10.3 million, an increase of $2.7 million or 35.5%, as compared to revenues of $7.6 million in the first six months of fiscal 2003. The period to period increase was due to (1) increased sale prices per proof gallon of $1.3 million, (2) increased brandy sales volume of $0.8 million and (3) custom processing increases of approximately $0.6 million.

  Cost of Sales

        For the first six months of fiscal 2004, total cost of sales was $38.7 million, an increase of $1.7 million or 4.6%, from $37.0 million in the first six months of fiscal 2003. As a percentage of revenues, cost of sales for the first six months of fiscal 2004 was 74.5%, a decrease from 75.3% for the first six months of fiscal 2004. Brandy segment cost of sales as a percentage of revenues decreased as cost of sales per proof gallon in fiscal 2004 remained consistent with fiscal 2003 while sales prices per proof gallon increased. Partially offsetting these decreases, the case goods segment realized greater decreases in average sales prices per case relative to decreased average cost per case due to product mix.

  Gross Profit

        In the first six months of fiscal 2004, we realized gross profit of $13.2 million, an increase of $1.1 million or 9.1%, as compared to $12.1 million in the first six months of fiscal 2003. As a percentage of revenues, gross profit for the second quarter of fiscal 2004 was 25.5%, an increase from 24.7% in the first six months of fiscal 2003, for reasons discussed above under "Cost of Sales."

  Gain on Sale of Assets

        In July 2003, we sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The sales price of $11.7 million was applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain of approximately $4.2 million and is reflected in the first six month results for the period ended December 31, 2003. This transaction including the net effect of the gain on sale less the prepayment penalty (included in interest expense) increased net income be approximately $1.9 million.

  Selling, General and Administrative Expenses

        In the first six months of fiscal 2004, selling, general and administrative expenses were $5.5 million, an increase of $0.4 million or 7.8%, from $5.1 million in the first six months of fiscal 2003. The period to period increase was due principally to increased legal and professional expenses related to the "going private" transaction discussed in Recent Developments in addition to increased payroll and related expenses.

  Interest Expense

        In the first six months of fiscal 2004, interest expense was $1.8 million, a decrease of $0.4 million or 18.2%, as compared to interest expense of $2.2 million in the first six months of fiscal 2003. The period to period decrease was due to decreased average borrowings on our line of credit and long-term debt at lower overall interest rates. Such decrease was partially offset by a prepayment penalty of $1.1 million that was incurred in the first quarter of fiscal 2004 due to lender requirement to pay down long-term debt with proceeds on sale of certain assets located in St. Helena, California. We did not capitalize any interest in the first six months of fiscal 2004 and 2003, respectively.

  Income Taxes

        The effective tax rate of our income tax expense was 39.9% and 35.4% for the first six months of fiscal 2004 and 2003 respectively. The increase in the rate is due to the reduced effect of the manufacturer's investment tax credit.

  Net Income

        In the first six months of fiscal 2004, net income was $6.1 million, an increase of $2.0 million, as compared to net income of $4.1 million in the first six months of fiscal 2003. Net income for the first six months of fiscal 2004 was impacted by factors covered above.

  Earnings Per Share

        In the first six months of fiscal 2004, diluted earnings per share was $0.64 compared to diluted earnings per share of $0.43 for the first six months of fiscal 2003.

  Liquidity and Capital Resources

        Our working capital position at December 31, 2003 was $21.6 million, compared to $22.5 million at June 30, 2003. The decrease in working capital is due to increased liabilities and increased current portion of long-term debt partially offset by increase in trade accounts receivable and inventories which arise from normal seasonal fluctuations. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $13.2 million at December 31, 2003 and $5.8 million at June 30, 2003. Unused availability under the line of credit was $8.8 million at December 31, 2003. On September 18, 2003, we renewed the revolving bank line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 milion from April 1, 2004 through June 30, 2004 and $14.0 million thereafter. The line expires on October 5, 2004. Our existing line of credit and long-term debt financing agreements contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. We were out of compliance as of June 30, 2003 with certain financial covenants. We received waivers on events of non-compliance of such covenants in August and September 2003, as well as an amendment to our loan agreement with an insurance company to modify a financial covenant effective for each quarter beginning September 30, 2003. We were in compliance with such financial covenants as of December 31, 2003.

        Net cash used in operating activities for the first six months of fiscal 2004 was $4.3 million, compared to net cash used in operations of $0.3 million for fiscal 2003. The increase in cash used by operations resulted from increased inventory change relative to the prior year.

        We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003. Proceeds of $11.7 million from the St. Helena sale were applied to the loan principal ($10.6 million) and a prepayment penalty ($1.1 million).

        Capital expenditures for the first six months of fiscal 2004 were $1.1 million, compared to $0.9 million in fiscal 2003. We have funded these expenditures in 2004 from our working capital line and issuance of capital lease obligations. We intend to finance future major capital expenditures through long-term financing arrangements. We believe that cash flows from operations and the line of credit are sufficient to cover operating needs for the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at December 31, 2003, and estimates the balances of such debt in future periods assuming no additional debt will be obtained or required. This analysis does not, therefore, constitute in any way our forward plan and should not be used by investors as such ($ millions):

		June 30,
	December 31, 2003
		2004	2005	2006	2007	2008
Bank line of credit and long-term debt:
Variable Rate:
Average Outstanding*	$11.9	$14.1	$13.7	$13.3	$12.9	$12.5
Weighted average rate per period	3.0%	6.7%	6.8%	6.9%	7.0%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$20.1	$18.4	$7.9	$4.5	$2.4	$0.8
Weighted average rate per period	7.9%	7.9%	6.4%	6.9%	6.9%	6.9%

*
Based on current anticipated cash flow, we believe that our bank line of credit (including anticipated renewals) will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the first six months of fiscal 2004, the average outstanding balance under this line was approximately $8.4 million, with a weighted average interest rate of approximately 2.8%.

        At December 31, 2003, the balance on our fixed rate long-term debt was $13.3 million and carried a weighted average interest rate of approximately 7.5%. The weighted average interest rate at December 31, 2003 for all our debt was approximately 5.1%.

        For strategic reasons, we enter into forward product sales and material supply contracts, most of which have staggered maturity dates. Under SFAS 133 and related pronouncements, these contracts qualify as normal sales and purchases contracts, under which we expect to take physical delivery. Of our four primary lines of business, bulk wine, grape sales and brandy production are subject to multi-year contracts, while case goods sales occur on a short-term basis. The primary raw material component for most of our products is wine grapes. We enter into long and short-term grape purchase contracts to ensure an adequate and cost effective source of raw material for production. We currently have several contracts to purchase grapes at costs that exceed the anticipated market for the 2004 crush. We are in the process of renegotiating such contracts but no assurance can be given that such efforts will be successful. Product sales contracts are substantially fixed over the term of the contract as to quantity and price. Wine grape contract terms are similarly fixed at inception for the term of the contract, although a portion of these contracts contains annual harvest market price adjustment clauses, including individual harvest year minimum pricing. The harvest market adjustment for fiscal 2004 (harvest 2003) increased grape purchase costs under these contracts by approximately $1.2 million.

        Our grape purchase contracts, which extend through fiscal 2009, the 2008 harvest year, are primarily for California appellation grapes which were negotiated when grape prices were historically low and therefore are expected to be favorable to the Company. Management believes that its exposure from certain contracts for the purchase of premium grapes (Napa and Coastal) is not material due to favorable related storage/processing contracts and an expectation of improved market conditions. Wine produced from premium grapes would not be sold as cased goods until fiscal years 2006 through 2010.

While there can be no assurances that the market for premium case goods will improve from current conditions, management believes it has other options for minimizing the exposure.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K.

(a)
Exhibits

Exhibit Number
10.25	Credit Agreement dated as of September 18, 2003 between Bank of the West and the Registrant.
11	Statement Regarding Computation of Per Share Earnings (Loss)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden State Vintners, Inc. (Registrant)
February 17, 2004 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

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