Form 10-Q
period 2004-03-31
GOLDEN STATE VINTNERS INC
filed 2004-05-13
CIK 1059581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2004
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

        The number of shares of the Registrant's Class A and Class B Common Stock outstanding as of May 13, 2004 was 4,342,528 and 5,170,459 shares, respectively.

GOLDEN STATE VINTNERS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS)

	March 31, 2004	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$48	$69
Trade and other receivables—net	12,416	10,542
Inventories	31,102	27,097
Refundable income taxes	—	668
Deferred income taxes	—	1,969
Prepaid expenses and other current assets	712	297

Total current assets	44,278	40,642
PROPERTY, PLANT AND EQUIPMENT—Net	55,225	58,201
ASSETS HELD FOR SALE	2,007	9,444
OTHER ASSETS	1,423	1,461

TOTAL ASSETS	$102,933	$109,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$8,500	$5,800
Cash management liability	366	416
Accounts payable	5,109	4,578
Payable to growers	1	—
Payroll and related liabilities	1,719	1,145
Accrued interest	94	217
Other accrued liabilities	252	4
Income taxes payable	1,651	—
Deferred income taxes	588	—
Current portion of long-term debt	2,851	5,962

Total current liabilities	21,131	18,122
LONG-TERM DEBT	8,220	23,470
DEFERRED COMPENSATION	846	871
DEFERRED INCOME TAXES	8,908	10,846
STOCKHOLDERS' EQUITY:
Common Stock:
Class A common stock, par value $.01; 6,000,000 shares authorized; 4,342,528 shares issued and outstanding at March 31, 2004 and at June 30, 2003, respectively	43	43
Class B common stock, par value $.01; 54,000,000 shares authorized; 5,192,343 shares issued at March 31, 2004 and at June 30, 2003, respectively	52	52
Additional paid-in capital	45,058	45,058
Retained earnings	18,821	11,432

Total common stock, paid-in capital and retained earnings	63,974	56,585
Treasury stock (21,884 shares at March 31, 2004 and June 30, 2003, respectively)	(146)	(146)

Total stockholders' equity	63,828	56,439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,933	$109,748

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
REVENUES:
Bulk wine	$15,397	$10,721	$46,010	$39,848
Wine grapes	4	6	716	1,361
Case goods	6,368	4,813	16,736	15,877
Brandy and spirits	354	1,081	10,605	8,694

Total revenues	22,123	16,621	74,067	65,780
COST OF SALES	16,231	15,337	54,954	52,367

GROSS PROFIT	5,892	1,284	19,113	13,413
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(3,604)	(2,869)	(9,094)	(8,012)
GAIN ON SALE OF ASSETS	—	—	4,244	1,578
LOSS ON IMPAIRMENT OF RTD ASSSETS	—	(8,000)	—	(8,000)

INCOME (LOSS) FROM OPERATIONS	2,288	(9,585)	14,263	(1,021)
INTEREST EXPENSE	(425)	(662)	(2,239)	(2,878)

INCOME (LOSS) BEFORE INCOME TAXES	1,863	(10,247)	12,024	(3,899)
INCOME TAX BENEFIT (EXPENSE)	(585)	3,904	(4,635)	1,658

NET INCOME (LOSS)	$1,278	$(6,343)	$7,389	$(2,241)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.13	$(0.67)	$0.78	$(0.24)

DILUTED	$0.13	$(0.67)	$0.77	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,513	9,513	9,513	9,513

DILUTED	9,644	9,513	9,542	9,513

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$7,389	$(2,241)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,829	5,841
Loss on impairment of RTD assets	—	8,000
Gain on sale of assets	(4,232)	(679)
Provision for doubtful accounts	—	600
Change in cash surrender value of life insurance policies	(60)	26
Change in market value of deferred compensation	81	(3)
Deferred income taxes	619	(2,020)
Changes in operating assets and liabilities:
Trade and other receivables	(1,874)	188
Inventories	(4,067)	3,859
Prepaid expenses and other current assets	(425)	(127)
Accounts payable	531	(3,507)
Payable to growers	1	(182)
Payroll and related liabilities	574	(220)
Other accrued liabilities	248	(39)
Accrued interest	(123)	(222)
Deferred compensation	(106)	56
Income taxes refundable/payable	2,319	1,735

Net cash provided by operating activities	5,704	11,065
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,540)	(1,267)
Proceeds on sale of property, plant and equipment	11,604	5,890
Refund of deposits	—	10

Net cash provided by investing activities	10,064	4,633
FINANCING ACTIVITIES:
Borrowings on line of credit	41,400	22,300
Payments on line of credit	(38,700)	(31,300)
Cash management liability increase (decrease)	(50)	(762)
Proceeds from lease financing		2,750
Payments on long-term debt	(18,414)	(8,554)
Payment of financing costs	(25)	—

Net cash used in financing activities	(15,789)	(15,566)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(21)	132
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	69	59

CASH AND EQUIVALENTS, END OF PERIOD	48	$191

OTHER CASH FLOW INFORMATION:
Interest paid	2,265	$3,075

Income taxes paid (refunded), net	1,697	$(1,371)

Property acquired under capital lease	$53	$42

See accompanying notes to condensed consolidated financial statements.

GOLDEN STATE VINTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include all normal and recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2004 and its results of operations for the three and nine-month periods ended March 31, 2004 and 2003 and its cash flows for the nine-month periods ended March 31, 2004 and 2003. Certain information and disclosures normally included in the notes to financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The unaudited financial statements set forth in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended June 30, 2003, on file at the Securities and Exchange Commission ("SEC"). The Company's results for the nine-months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

        Certain reclassifications have been made to the fiscal 2003 amounts in order for them to conform to the fiscal 2004 presentation.

Note 2—Inventories:

        Inventories consist of the following (in thousands):

	March 31, 2004	June 30, 2003
	(Unaudited)

Bulk wine	$18,155	$13,837
Cased and bottled wine	5,572	6,052
Brandy	4,488	2,422
Supplies and other	879	1,048
Unharvested crop costs	2,008	3,738

Total	$31,102	$27,097

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

        Assets held for sale, at the lower of carrying value or fair value, were $2.0 million and $9.4 million at March 31, 2004 and June 30, 2003, respectively.

        In April 2004, the Company sold approximately 1,500 acres (approximately 500 acres planted in vineyards) of farmland located in Madera County, California. Proceeds from the sale were $2.5 million and the gain on the sale was approximately $0.4 million before income taxes. The transaction will be reflected in the fourth quarter of fiscal 2004.

Note 4—Bank Line of Credit

        On September 18, 2003, the Company renewed its revolving line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 million from April 1, 2004 through June 30, 2004 and $14.0 million thereafter with variable interest based on interest rate options elected by the Company. The balance outstanding under the line was $8.5 and $5.8 million at March 31, 2004 and June 30, 2003, respectively. The line expires on October 5, 2004. Management intends and expects to renew the line prior to that time.

Note 5—Long-Term Debt

        In March 2004, the Company repaid the remaining balance on a loan agreement with an insurance company. The final payment included principal of $2.7 million and a prepayment penalty of $72,000.

Note 6—New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46") Consolidation of Variable Interest Entities. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company performed this assessment and identified no variable interest entities that require consolidation.

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

        Segment information as of March 31, 2004 and June 30, 2003 and for the three and nine month periods ended March 31, 2004 and 2003 is as follows (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues, net:
Bulk wine	$15,397	$10,721	$46,010	$39,848
Wine grapes	4	6	716	1,361
Case goods	6,368	4,813	16,736	15,877
Brandy	354	1,081	10,605	8,694

Total revenues, net	22,123	16,621	74,067	65,780
Cost of Sales:
Bulk wine	10,232	7,784	31,757	27,519
Wine grapes	(17)	999	515	2,288
Case goods	5,835	5,837	15,634	16,019
Brandy	181	717	7,048	6,541

Total cost of sales	16,231	15,337	54,954	52,367
Gross Profit:
Bulk wine	5,165	2,937	14,253	12,329
Wine grapes	21	(993)	201	(927)
Case goods	533	(1,024)	1,102	(142)
Brandy	173	364	3,557	2,153

Total gross profit	$5,892	$1,284	$19,113	$13,413

Capital Expenditures:
Bulk wine	$37	$2	$754	$428
Wine grapes	416	84	626	60
Case goods	15	222	47	723
Brandy	46	22	103	38
Corporate	—	37	63	60

Total	$514	$367	$1,593	$1,309

Depreciation and amortization:
Bulk wine	$984	$874	$3,369	$3,529
Wine grapes	5	—	76	128
Case goods	197	433	581	1,318
Brandy	25	54	425	559
Corporate	159	99	378	307

Total	$1,370	$1,460	$4,829	$5,841

	March 31, 2004	June 30, 2003
Total Assets:
Bulk wine	$56,558	$56,000
Wine grapes	15,392	17,601
Case goods	17,251	21,512
Brandy	9,825	7,843
Corporate	3,907	6,792

Total	$102,933	$109,748

        The net book value of assets held for sale as of March 31, 2004 and June 30, 2003 are included in the following business segments (in thousands):

	March 31, 2004	June 30, 2003
Bulk wine	$—	$6,459
Wine grapes	2,007	276
Case goods	—	2,709

	$2,007	$9,444

Note 8—Contingencies

       On March 10, 2004, a purported class action complaint was filed by Milton Pfeiffer in the Delaware Court of Chancery against the Company and its current directors (the "Pfeiffer Action"). The plaintiff in the Pfeiffer Action alleges, among other things, that the individual defendants breached their fiduciary duties by agreeing to a plan of merger with the O'Neill Group and challenges the fairness of both the process and the merger price. The Pfeiffer Action seeks certification of a class action of Company stockholders, an injunction to prevent a merger with the O'Neill Group, monetary damages if such a merger is allowed to proceed, compensatory damages, interest, attorneys fees and expenses.

        On March 17, 2004, a purported class action complaint was filed by Jonathan Kathrein in Napa County Superior Court of California for the County of Napa against the Company and its current directors (the "Kathrein Action"). The Kathrein Action alleges similar claims as the Pfeiffer Action in addition to preferential treatment of management insiders. The Kathrein Action seeks a declaration that the merger agreement with the O'Neill Group is unlawful as well as relief similar to that sought in the Pfeiffer Action.

        On March 19, 2004, a purported class action complaint was filed by Richard Gundersen in the Delaware Court of Chancery against the Company and its current directors (the "Gundersen Action"). The Gundersen Action alleges that the individual defendants breached their fiduciary duties by agreeing to a termination fee payable to the O'Neill Group if the plan of merger with the O'Neill Group were terminated. The Gundersen Action seeks (1) certification of a class action; (2) an order voiding the termination fee provisions; (3) an order requiring the Company's directors to cooperate with any party having bona fide interest in acquiring the Company at a competitive price, undertake a valuation of the Company and take steps to create an active auction for the Company; and (4) monetary damages, attorneys fees and expenses.

        On May 6, 2004, the Delaware Chancery Court ordered that the Pfeiffer Action and the Gundersen Action be consolidated for all purposes. GSV believes that each of the foregoing lawsuits lack merit and intends to defend each piece of litigation vigorously.

        Additionally, the Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, the results of its operations or its cash flows.

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

Significant Accounting Policies

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenue recognition policy, the collectibility of accounts receivable, the valuation of inventories, and the valuation of its long-lived assets and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from our estimates.

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

        Our bulk wine inventory at March 31, 2004 is approximately $18 million and in excess of committed sales contracts. Although our case goods inventory quantities at March 31, 2004 are consistent with a year ago at this time, we have reduced pricing on certain labels and implemented various sales discount and incentive programs given current challenging market conditions. Although management believes that excess inventory can be sold on the spot market at prices at or above the carrying value, no assurance can be given that the Company will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

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

Recent Developments

  Sale of the Company

        We signed an agreement and plan of merger, dated April 22, 2004 (the "Agreement") with The Wine Group LLC ("TWG") to acquire the Company at a cash price of $8.25 per fully diluted share. Under the terms of the Merger Agreement each outstanding share of the Company's Class A and Class B Common Stock will be entitled to receive merger consideration of $8.25 per share in cash. The transaction value is approximately $111 million, consisting of an equity valuation of approximately $82 million and total debt (as of December 31, 2003) of approximately $29 million. The Merger Agreement includes a "fiduciary out" provision and a "break-up fee" of $1.8 million payable in certain circumstances upon exercise of the fiduciary out.

        The Company had previously entered into an amended and restated plan and agreement of merger with O'Neill Acquisition Co. LLC, and certain affiliated parties (the "O'Neill Group"), dated April 14, 2004. The Company has notified the O'Neill Group that it has terminated that plan and agreement of merger. As a result, the O'Neill Group is entitled to receive a $1.8 million termination fee and up to $500,000 of expense reimbursement in connection with the termination of its amended and restated plan and agreement of merger, In addition, SBIC Partners, L.P. ("SBIC"), which exercises voting control over approximately 62% of the votes entitled to be cast in favor of the merger, has been released from the terms of the voting agreement, dated April 14, 2004, with the O'Neill Group. SBIC has entered into a voting agreement with TWG that requires SBIC to provide a written consent to the merger transaction, which SBIC has provided.

        Our board of directors, based upon the unanimous recommendation of a Special Committee of the board of directors, unanimously approved the Merger Agreement, except for Mr. O'Neill who recused himself from the meeting.

        In March 2004, we were named in three separate lawsuits filed in connection with the proposed merger transaction. The ultimate resolution of this litigation is not expected to have a material impact on the financial statements. See Legal Proceedings.

  Loan Prepayment

        In March 2004, we repaid the remaining balance on a loan agreement with an insurance company. The final payment included principal of $2.7 million and a prepayment penalty of $72,000.

  Operations

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

        Case goods industry trends continue to indicate downward pressure on sales volumes and margins resulting in surplus case goods inventories. Total cases included in our case goods inventories at March 31, 2004 are consistent with a year ago at this time, however remain in excess of optimum inventory levels. Although we believe that this excess inventory can be sold on the spot market at sales prices at or above the carrying value, no assurance can be given that we will not experience losses on the sale or disposition of a portion of the inventory, and such losses could be material.

  Asset Sales

        In April 2004, we sold approximately 1,500 acres (approximately 500 acres of which are vineyards) of farmland located in Madera County, California. Proceeds from the sale were $2.5 million and the gain on the sale was approximately $0.4 million before income taxes. This transaction will be reflected in the fourth quarter of fiscal 2004.

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

  International

        Approximately 11% of our revenues in the nine months ended March 31, 2004 were derived from the sale of wine and wine products internationally. We export bulk wine and case goods to Europe, Canada and Asia.

Three Months Ended March 31, 2004

  Revenues

        Total revenues for the third quarter of fiscal 2004 were $22.1 million, an increase of $5.5 million or 33.1%, as compared to revenues of $16.6 million for the third quarter of 2003. The overall increase in revenues is due to increases in bulk wine and case goods revenues as partially offset by decreased brandy and wine grape revenues.

        Bulk Wine and Related Services.    For the third quarter of fiscal 2004, revenues from bulk wine and related services were $15.4 million, an increase of $4.7 million or 43.9%, as compared to revenues of $10.7 million in the third quarter of 2003. The period to period increase was a result of increased gallons sold of 2.8 million gallons or approximately $5.6 million partially offset by decreased bulk wine and spot sales average prices per gallon totaling approximately $0.9 million. The increase in gallons sold has been favorably impacted by international spot sales due to favorable foreign currency exchange rates.

        Case Goods and Related Services.    For the third quarter of fiscal 2004, revenues from case goods and related services were $6.4 million, an increase of $1.6 million or 33.3%, as compared to revenues of $4.8 million in the third quarter of fiscal 2003. The period to period increase was a result of increased sales volume of $2.2 million partially offset by (1) lower average sale prices per case totaling $0.2 million and (2) period to period decreases in RTD production revenues of $0.3 million.

        Brandy.    For the third quarter of fiscal 2004, revenues from the sale of brandy and grape spirits were $0.4 million, a decrease of $0.7 million or 63.6%, as compared to revenues of $1.1 million in the third quarter of fiscal 2003. The period to period decrease was due to decreased proof gallons sold of $0.7 million.

        Wine Grapes.    Our wine grape business segment realized only a modest amount of revenues in the third quarter of fiscal 2004 consistent with seasonal trends.

  Cost of Sales

        For the third quarter of fiscal 2004, total cost of sales was $16.2 million, an increase of $0.9 million or 5.9%, from $15.3 million in the third quarter of fiscal 2003. As a percentage of revenues, cost of sales for the third quarter of fiscal 2004 was 73.4%, a decrease from 92.3% for the third quarter of fiscal 2003. The decrease in cost of sales as a percentage of revenues resulted as follows: (1) Cost of sales as a percentage of revenues in the cased goods segment reduced from 121.3% in the third quarter of fiscal 2003 to 91.6% in the third quarter of fiscal 2004. Additional costs in fiscal 2003 included unabsorbed fixed costs due to reduced production volumes and adjustments to reduce case inventories to estimated market value; (2) the bulk segment experienced decreased costs of sales as a percentage of revenues due to a greater reduction in costs per gallon relative to reduced average sales prices and; (3) in the third quarter of fiscal 2003, we recognized the removal of 400 acres of vineyards resulting in a $1.0 million charge to cost of sales.

  Gross Profit

        In the third quarter of fiscal 2004, we realized gross profit of $5.9 million, an increase of $4.6 million or 353.8%, as compared to $1.3 million for the third quarter of fiscal 2003. As a percentage of revenues, gross profit for the third quarter of fiscal 2004 was 26.6%, an increase from 7.7% in the third quarter of fiscal 2003, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        For the third quarter of fiscal 2004, selling, general and administrative expenses were $3.6 million, an increase of $0.7 million or 24.1%, from $2.9 million in the third quarter of fiscal 2003. The period to period increase was due principally to increased legal and professional expenses related to the merger transaction discussed in Recent Developments.

  Loss on Impairment of RTD Assets

        As a result of our unfavorable operating results and inability to locate new customers, assets with a net book value of $9.5 million were written down by $8.0 million in the third quarter of fiscal 2003 based on estimated fair value of such assets supported by an outside appraisal.

  Interest Expense

        For the third quarter of fiscal 2004, interest expense was $0.4 million, a decrease of $0.3 million or 42.9%, as compared to interest expense of $0.7 million in the third quarter of fiscal 2003. The period to period decrease was due to decreased average borrowings on our line of credit and long-term debt at lower overall interest rates. We capitalized interest of approximately $7,000 in the third quarter of fiscal 2004. We did not capitalize any interest in the third quarters of 2003.

  Income Taxes

        The effective tax rate of our income tax expense was 31.4% and 38.1% for the third quarters of fiscal 2004 and 2003 respectively. The decrease in the rate is due to the third quarter effect of a reduction in the year to date income tax rate from 39.8% to 38.5%.

  Net Income (Loss)

        For the third quarter of fiscal 2004, net income was $1.3 million, an increase of $7.6 million, as compared to net loss of $6.3 million in the third quarter of fiscal 2003. Net income for the third quarter of fiscal 2004 was impacted by factors covered above.

  Earnings (Loss) Per Share

        For the third quarter of fiscal 2004, diluted earnings per share was $0.13 compared to diluted loss per share of $0.67 for the third quarter of fiscal 2003.

Nine Months Ended March 31, 2004

  Revenues

        Total revenues for the first nine months of fiscal 2004 were $74.1 million, an increase of $8.3 million or 12.6%, as compared to revenues of $65.8 million for the first nine months of fiscal 2003. The overall increase in revenues is due to increases in bulk wine, brandy and case goods revenues as partially offset by decreased wine grape revenues.

        Bulk Wine and Related Services.    For the first nine months of fiscal 2004, revenues from bulk wine and related services were $46.0 million, an increase of $6.2 million or 15.6%, as compared to revenues of $39.8 million for the first nine months of 2003. The period to period increase was a result of increased gallons sold of 3.9 million gallons or approximately $7.9 million as partially offset by decreased bulk wine contract and spot sales average prices per gallon totaling approximately $1.5 million. The increase in gallons sold has been favorably impacted by international spot sales due to favorable foreign currency exchange rates.

        Wine Grapes.    For the first nine months of fiscal 2004, revenues from wine grape sales were $0.7 million, a decrease of $0.7 million or 50.0%, as compared to revenues of $1.4 million in the first nine months of fiscal 2003. The decrease in revenues is primarily a result of decreased resold grape revenues of $0.6 million.

        Case Goods and Related Services.    For the first nine months of fiscal 2004, revenues from case goods and related services were $16.7 million, an increase of $0.8 million or 5.0%, as compared to revenues of $15.9 million in the first nine months of fiscal 2003. The increase was due to increased sales volume of $8.8 million as partially offset by (1) lower average sale prices per case totaling $4.4 million, (2) period to period decreases in RTD production revenues of $2.7 million (fiscal 2003 case revenues included a $1.4 million termination settlement from a certain customer to buy out the remaining contract production requirement and a $0.5 million excise tax small brewers credit) and (3) decreases in custom case bottling of $0.6 million.

        Brandy.    For the first nine months of fiscal 2004, revenues from the sale of brandy and grape spirits were $10.6 million, an increase of $1.9 million or 21.8%, as compared to revenues of $8.7 million in the first nine months of fiscal 2003. The period to period increase was due to (1) increased sales prices per proof gallon of $1.0 million, (2) custom processing increases of approximately $0.6 million and (3) increased brandy sales volume of $0.3 million.

  Cost of Sales

        For the first nine months of fiscal 2004, total cost of sales was $55.0 million, an increase of $2.6 million or 5.0%, from $52.4 million in the first nine months of fiscal 2003. As a percentage of revenues, cost of sales for the first nine months of fiscal 2004 was 74.2%, a decrease from 79.6% for the first nine months of fiscal 2003. The decrease in cost of sales as a percentage of revenues resulted as follows: (1) Cost of sales as a percentage of revenues in the cased goods segment reduced from 100.9% in fiscal 2003 to 93.4% in fiscal 2004. Additional costs in fiscal 2003 included unabsorbed fixed costs due to reduced production volumes and adjustments to reduce case inventories to estimated market value; (2) brandy segment cost of sales as a percentage of revenues decreased as costs of sales per proof gallon in fiscal 2004 remained consistent with fiscal 2003 while sales prices per proof gallon increased; (3) in fiscal 2003, we recognized the removal of 400 acres of vineyards resulting in a $1.0 million charge to cost of sales. Partially offsetting these decreases, cost of sales as a percentage of revenues increased in the RTD bottling unit due to decreased production volume on fixed operating expenses.

  Gross Profit

        In the first nine months of fiscal 2004, we realized gross profit of $19.1 million, an increase of $5.7 million or 42.5%, as compared to $13.4 million in the first nine months of fiscal 2003. As a percentage of revenues, gross profit for the first nine months of fiscal 2004 was 25.8%, an increase from 20.4% in the first nine months of fiscal 2003, for reasons discussed above under "Cost of Sales."

  Selling, General and Administrative Expenses

        In the first nine months of fiscal 2004, selling, general and administrative expenses were $9.1 million, an increase of $1.1 million or 13.8%, from $8.0 million in the first nine months of fiscal 2003. The period to period increase was due principally to increased legal and professional expenses related to the merger transaction discussed in Recent Developments in addition to increased payroll and related expenses.

  Gain on Sale of Assets

        In July 2003, we sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California. The sales price of $11.7 million was applied to the loan principal due to an insurance company ($10.6 million) and a prepayment penalty ($1.1 million). The sale resulted in a gain of approximately $4.2 million and is reflected in the first nine month results for the period ended March 31, 2004. This transaction including the net effect of the gain on sale less the prepayment penalty (included in interest expense) increased net income be approximately $1.9 million.

  Interest Expense

        In the first nine months of fiscal 2004, interest expense was $2.2 million, a decrease of $0.7 million or 24.1%, as compared to interest expense of $2.9 million in the first nine months of fiscal 2003. The period to period decrease was due to decreased average borrowings on our line of credit and long-term debt and lower overall interest rates. Such decrease was partially offset by a prepayment penalty of $1.1 million that was incurred in the first quarter of fiscal 2004 due to lender requirement to pay down long-term debt with proceeds on sale of certain assets located in St. Helena, California. We capitalized interest of approximately $7,000 in the first nine months of fiscal 2004. We did not capitalize any interest in the first nine months of fiscal 2003.

  Income Taxes

        The effective tax rate of our income tax expense was 38.5% and 42.5% for the first nine months of fiscal 2004 and 2003, respectively. The decrease in the rate is due to utilization of foreign extraterritorial income exclusion and other permanent items.

  Net Income

        In the first nine months of fiscal 2004, net income was $7.4 million, an increase of $9.6 million, as compared to net loss of $2.2 million in the first nine months of fiscal 2003. Net income for the first nine months of fiscal 2004 was impacted by factors covered above.

  Earnings Per Share

        In the first nine months of fiscal 2004, diluted earnings per share was $0.77 compared to diluted loss per share of $0.24 for the first nine months of fiscal 2003.

  Liquidity and Capital Resources

        Our working capital position at March 31, 2004 was $23.1 million, compared to $22.5 million at June 30, 2003. The increase in working capital is due to decreased current portion of long-term debt and increased accounts receivable and inventories partially offset by increased line of credit and other current liabilities which arise from normal seasonal fluctuations. We maintain a revolving line of credit for working capital purposes which is secured by inventory, accounts receivable, the current year's wine grape crop and other collateral. Borrowings under the line typically peak in November, during our second fiscal quarter. The revolving line of credit balance was $8.5 million at March 31, 2004 and $5.8 million at June 30, 2003. Unused availability under the line of credit was $5.5 million at March 31, 2004. On September 18, 2003, we renewed the revolving bank line of credit to provide $22.0 million through January 31, 2004, $14.0 million from February 1, 2004 through March 31, 2004, $10.0 milion from April 1, 2004 through June 30, 2004 and $14.0 million thereafter. The line expires on October 5, 2004. Our existing line of credit financing agreement contains restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios. We were out of compliance as of June 30, 2003 with certain financial covenants. We received waivers on events of non-compliance of such covenants in August and September 2003, as well as an amendment to our loan agreement with an insurance company to modify a financial covenant effective for each quarter beginning September 30, 2003. We were in compliance with such financial covenants as of March 31, 2004.

        Net cash provided by operating activities for the first nine months of fiscal 2004 was $5.7 million, compared to net cash provided by operations of $11.1 million for fiscal 2003. The decrease in cash provided by operations resulted from decreased inventory change relative to the prior year.

        We sold the bulk wine and bottling facility, tasting room and vineyards located in St. Helena, California in July 2003. Proceeds of $11.7 million from the St. Helena sale were applied to the loan principal ($10.6 million) and a prepayment penalty ($1.1 million).

        Capital expenditures for the first nine months of fiscal 2004 were $1.5 million, compared to $1.3 million in fiscal 2003. We are in the process of replanting certain vineyards with an expected total cost of $1.4 million of which $0.6 million has been expended through March 31, 2004. We have funded these expenditures in 2004 from our working capital line and issuance of capital lease obligations. We intend to finance future major capital expenditures through long-term financing arrangements.

        We believe that cash flows from operations, asset sales and the line of credit are sufficient to cover operating needs for the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We can choose from several variable rate options on certain of our debt. All of our balance sheet items and sales are in U.S. dollars, therefore we have no foreign currency exchange rate risk related to these financial data. We do not use financial instruments for trading purposes.

        Certain of our debt is subject to variable interest rate options. The following chart indicates our fixed and variable rate long and short-term debt at March 31, 2004, and estimates the balances of such debt in future periods assuming no additional debt will be obtained or required. This analysis does not, therefore, constitute in any way our forward plan and should not be used by investors as such ($ millions):

		June 30,
	March 31, 2004
		2004	2005	2006	2007	2008
Bank line of credit and long-term debt:
Variable Rate:
Average Outstanding*	$9.5	$14.1	$13.7	$13.3	$12.9	$12.5
Weighted average rate per period	3.1%	6.7%	6.8%	6.9%	7.0%	7.0%

Long-term Debt:
Fixed Rate:
Average Outstanding	$17.9	$17.6	$7.0	$4.5	$2.4	$0.8
Weighted average rate per period	7.8%	7.9%	6.9%	6.9%	6.9%	6.9%

*
Based on current anticipated cash flow, we believe that our bank line of credit (including anticipated renewals) will be periodically used to fund operations in our peak season.

        During our annual business cycle, we utilize a variable interest rate working capital line at various borrowing levels. Our existing working capital loan agreement offers interest rate options at spreads over LIBOR and/or lender cost of funds, at maturities we selected. For the first nine months of fiscal 2004, the average outstanding balance under this line was approximately $8.6 million, with a weighted average interest rate of approximately 2.9%.

        At March 31, 2004, the balance on our fixed rate long-term debt was $8.9 million and carried a weighted average interest rate of approximately 6.9%. The weighted average interest rate at March 31, 2004 for all our debt was approximately 4.5%.

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

        A certain portion of our annual wine and brandy production is committed under sales contracts. Bulk wine sold under long-term contracts decreased from 10.0 million gallons in fiscal 2002 to 4.1 million gallons in fiscal 2003. At June 30, 2003, our reported inventory value of bulk wine and brandy was approximately $16.3 million, of which approximately $7.6 million, or 47%, is committed to sales contracts. We generally match preproduction contractual sales with contracted material supply agreements. Uncommitted inventory of approximately $8.7 million, or 53% is available for future case goods sales and for spot market bulk wine sales. We maintain a certain amount of uncommitted product inventory to meet customer demand.

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

Our Business and Stock Price May Be Adversely Affected if the Merger with TWG Is Not Timely Completed

        If the planned merger with TWG is not timely completed, the Company could be subject to a number of risks that may adversely affect its business and stock price, including: we would not realize the benefits expected by being part of a combined company with TWG, as well as the potentially enhanced financial and competitive position as a result of being part of the combined company; the diversion of management attention from day-to-day business and the unavoidable disruption to our employees and our relationships with customers as a result of efforts and uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs; the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; and we must pay the costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees.

        A delay in closing the planned merger could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases pending completion of the planned merger with TWG. To the extent a prolonged delay in completing the planned merger creates uncertainty among those contemplating purchases such that several large customers, or a significant group of small customers, delay purchase decisions pending resolution of the planned merger, this could have an adverse effect on our results of operations and could cause a reduction in our stock price.

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

Vineyard Removal and Replacement Could Affect Our Financial Condition

        We currently own 3,946 acres of vineyards in a number of grape varieties. From time to time, we remove underperforming vineyards due to age, variety and/or harvest yield trends. As all of our vineyards currently carry remaining net book value, removals incurred in the near term will result in loss recognition including removal costs. The development period for newly planted vineyards can range from 3-5 years and capital requirements are substantial. Historically, we have financed vineyard plantings through issuance of debt and internally generated funds. We anticipate finalizing a long-term vineyard strategy plan within the next twelve to twenty-four months resulting in identification of vineyards for removal, replacement and/or sale. For those vineyards designated for removal and/or replacement, depreciation will be accelerated for the revised remaining useful lives of those assets. In addition, possible external and/or internal capital sources will be identified to meet vineyard development cost requirements. As a result, our vineyard strategy will likely have a material effect on our business, results of operations and our financial condition.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On March 10, 2004, a purported class action complaint was filed by Milton Pfeiffer in the Delaware Court of Chancery against the Company and its current directors (the "Pfeiffer Action"). The plaintiff in the Pfeiffer Action alleges, among other things, that the individual defendants breached their fiduciary duties by agreeing to a plan of merger with the O'Neill Group and challenges the fairness of both the process and the merger price. The Pfeiffer Action seeks certification of a class action of Company stockholders, an injunction to prevent a merger with the O'Neill Group, monetary damages if such a merger is allowed to proceed, compensatory damages, interest, attorneys fees and expenses.

        On March 17, 2004, a purported class action complaint was filed by Jonathan Kathrein in Napa County Superior Court of California for the County of Napa against the Company and its current directors (the "Kathrein Action"). The Kathrein Action alleges similar claims as the Pfeiffer Action in addition to preferential treatment of management insiders. The Kathrein Action seeks a declaration that the merger agreement with the O'Neill Group is unlawful as well as relief similar to that sought in the Pfeiffer Action.

        On March 19, 2004, a purported class action complaint was filed by Richard Gundersen in the Delaware Court of Chancery against the Company and its current directors (the "Gundersen Action"). The Gundersen Action alleges that the individual defendants breached their fiduciary duties by agreeing to a termination fee payable to the O'Neill Group if the plan of merger with the O'Neill Group were terminated. The Gundersen Action seeks (1) certification of a class action; (2) an order voiding the termination fee provisions; (3) an order requiring the Company's directors to cooperate with any party having bona fide interest in acquiring the Company at a competitive price, undertake a valuation of the Company and take steps to create an active auction for the Company; and (4) monetary damages, attoneys fees and expenses.

        On May 6, 2004, the Delaware Chancery Court ordered that the Pfeiffer Action and the Gundersen Action be consolidated for all purposes. GSV believes that each of the foregoing lawsuits lack merit and intends to defend each piece of litigation vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's 2003 Annual Meeting of Stockholders was held at the Company's executive offices, 607 Airpark Road, Napa, California, on February 5, 2004. In attendance, in person or by proxy, were 3,000,000 shares of the Company's Class A Common Stock and 4,235,500 shares of the Company's Class B Common Stock, or, approximately 70.4% of the total votes outstanding. The following actions were taken:

        Election of Directors.    All eight positions on the Company's Board of Directors were to be filled for new one-year terms, and all nominees were duly elected, each nominee receiving in excess of 99% of total votes cast. The directors thus elected, with the precise votes for, against and abstaining, were:

Director	For	Against	Abstain
Jeffrey J. Brown	34,200,970	0	34,530
Jeffrey B. O'Neill	34,200,970	0	34,530
Nicholas B. Binkley	34,200,970	0	34,530
Lawrence R. Buchalter	34,200,970	0	34,530
David Gale	34,200,970	0	34,530
Paul M. Ginsburg	34,200,970	0	34,530
M. Scott Hedrick	34,200,970	0	34,530
Jean-Michel Valette	34,200,970	0	34,530

        Ratification of Auditors.    The selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2004, was ratified, with 34,200,970 votes for, 17,967 votes against, and 1,215 votes abstaining.

        Proposal to Effect Reverse Stock Split.    The proposal to amend the Company's Amended and Restated Certificate of Incorporation to effectuate a 5,900-to-1 reverse stock split was indefinitely suspended by the Company's board of directors prior to the meeting.

Item 6. Exhibits and Reports On Form 8-K.

(a)
Exhibits:

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
(b)
Reports on Form 8-K

Form 8-K—Press release dated January 20, 2004 announcing the indefinite suspension of the proposed going private transaction.
Form 8-K—Press release dated February 18, 2004 announcing the financial results for the second quarter and first half of fiscal 2004.
Form 8-K—Press release dated February 24, 2004 announcing the receipt of proposals to acquire all of the Company's outstanding capital stock.
Form 8-K—Press release dated March 8, 2004 announcing the signing of a definite agreement to sell the Company for $6.85 cash per share in a going private transaction.
Form 8-K—Press release dated March 16, 2004 announcing the receipt of a superior merger proposal, and the filing of litigation to enjoin O'Neill Merger.

Form 8-K—Press release dated March 24, 2004 announcing amendment of an earlier merger agreement to raise the price to $7.25 cash per share in a going private transaction and the initiation of two new lawsuits which named the Company as a defendant in connection with the merger transaction.
Form 8-K—Press release dated April 9, 2004 announcing the receipt of a superior merger proposal.
Form 8-K—Press release dated April 15, 2004 announcing the Company's amendment of an earlier merger agreement to raise the price to $7.80 cash per share.
Form 8-K—Press release dated April 20, 2004 announcing the receipt of a superior merger proposal.
Form 8-K—Press release dated April 23, 2004 announcing the signing of a definitive agreement to sell to The Wine Group for $8.25 per share.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden State Vintners, Inc. (Registrant)
May 13, 2004 Date	/S/ JOHN G. KELLEHER John G. Kelleher Duly Authorized Officer and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
RISK FACTORS
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports On Form 8-K.
SIGNATURES